Form 10-K405
period 1995-01-31
DEB SHOPS INC
filed 1995-04-26
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM l0-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended                 January 31, 1995
                             ----------------------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from               to
                                  ---------------  -------------------------

    Commission File Number                       0-12188
                          --------------------------------------------------

                                DEB SHOPS, INC.
             (Exact name of registrant as specified in its charter)
                  9401 Blue Grass Road, Philadelphia, PA 19114
             (Address of principal executive offices and zip code)

           Pennsylvania                       23-1913593
    (State of Incorporation)     (I.R.S. Employer Identification No.)

                                 (215) 676-6000

              (Registrant's telephone number, including area code)
                              ____________________

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:Common
        Stock, par value $.01 per share.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                               Yes  X        No
                                  -----        -----

        As of April 7, 1995, 12,844,680 shares of the Company's Common Stock, par value $.01 per share, were outstanding. The aggregate market value (based upon the closing price on April 7, 1995) held by non-affiliates was approximately $13,352,652.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Proxy Statement to be filed within 120 days after the end of the fiscal year in connection with the Annual Meeting to be held on May 24, 1995 - incorporated in Part III.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                              -----

                                     PART 1
                                     ------

Item 1.  Business


General

        Deb Shops, Inc. (the "Company") operates 330 women's specialty apparel retail stores ("Deb") offering moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior sizes. Deb merchandise consists of clothing and accessories appealing primarily to the fashion-conscious junior-sized female consumers between the ages of 13 and 40. In addition to 324 stores operating under the name "DEB" and one operating under the name "JOY", the Company operates five outlet stores under the name "CSO". The outlet stores offer the same merchandise as DEB and JOY at reduced prices and serve as clearance stores for slow-moving inventory.

        The Company also operates 11 apparel retail stores under the name Tops 'N Bottoms. Tops 'N Bottoms sells moderately priced men's and women's apparel. Thirty-four of the Deb stores contain Tops 'N Bottoms departments.


Merchandising and Marketing

        Deb specializes in junior-sized merchandise and offers an extensive selection of colors and styles. The merchandise is attractively presented in groups coordinated by color and style to assist customers in locating items of their choice and in creating outfits of their own.

        Tops 'N Bottoms caters primarily to young men and junior-sized women. Much of the merchandise is brand names and is unisex, capable of being worn by men or women.

        The Company purchases its merchandise in volume, sells it at moderate prices, and has a policy of early mark-downs of slow-moving inventory. A special effort is made to select and present coordinated outfits on a rotating basis and featured merchandise is changed approximately twice a week.

        A computerized point of sale merchandise data system provides detailed daily information regarding sales and inventory levels by style, color, class and department, thereby permitting the Company to analyze market trends and changing store needs. Since merchandise control statistics are available on a daily basis, the Company can identify slow-moving merchandise and respond to customer buying trends when making repurchase decisions and mark-down adjustments. This permits the Company to maintain current and fresh merchandise in its stores.

        The Company experiences the normal seasonal pattern of the retail apparel industry with its peak sales occurring during the Christmas, Back-to-School and Easter periods. To keep merchandise fresh and fashionable, slow-moving merchandise is marked down throughout the year. End-of-season sales are conducted twice a year (in the second and fourth quarters), in keeping with the Company's policy of carrying a minimal amount of seasonal merchandise over from one year to another. If unsold at the end of the seasonal sales, merchandise is transferred to the Company's CSO stores.


Stores

        Originally, the business of the Company was located in Pennsylvania and New Jersey. As the business grew and expanded into other states, the Company expanded its principal regional focus to include both the northeast and midwest sections of the United States. During the fiscal year ended January 31, 1995, Deb opened seven additional stores (while closing 34 stores). Tops 'N Bottoms opened one store and closed one store. Deb also opened sixteen Tops 'N Bottoms departments within Deb stores. At the present time the Company has scheduled one new store and one Tops 'N Bottoms department for the first half of fiscal 1996. The Company is currently scheduled to close eight stores in the first half of fiscal 1996. The Company plans to continue to carefully evaluate the profitability of individual stores and close those stores which it believes cannot become profitable or maintain profitability.

        The following table shows store openings and closings for the last five fiscal years.

                                          Year Ended January 31,
                                ------------------------------------------
                                1991     1992     1993      1994      1995
                                ----     ----     ----      ----      ----
Open at beginning
of fiscal year................  316       342      365       373       368
Opened during fiscal year.....   37        32       24        11         8
Closed during fiscal year.....  (11)       (9)     (16)      (16)      (35)
                                ---       ---      ---       ---       ---
Open at end of fiscal year....  342       365      373       368       341
                                ===       ===      ===       ===       ===

        The following table shows the states in which the Company's 341 existing stores are located.

New England             East                   Midwest

  Connecticut      2      Delaware        1      Illinois       16
  Maine            3      Maryland        6      Indiana        14
  Massachusetts   13      New Jersey     15      Iowa            6
  Rhode Island     1      New York       40      Kansas          3
                  --      Pennsylvania   50      Kentucky        6
                  19      Virginia       13      Michigan       24
                          West Virginia   7      Minnesota      10
                                        ---      Missouri        7
                                        132      Nebraska        1
                                                 North Dakota    2
                                                 Ohio           30
                                                 South Dakota    1
                                                 Wisconsin      16
                                                               ---
                                                               136

South                    West

  Alabama           1     California     3
  Arkansas          1     Colorado       4
  Georgia           2     Idaho          2
  Louisiana         1     New Mexico     3
  North Carolina    1     Oklahoma       5
  South Carolina    1     Oregon         7
  Tennessee         5     Texas         10
                   --     Utah           2
                   12     Washington     6
                                        --
                                        42

        Deb stores, which are typically 6,200 square feet, are located primarily in enclosed regional shopping malls and selected strip centers. Deb stores with Tops 'N Bottoms departments are typically 8,300 square feet and are all located in enclosed regional malls. Tops 'N Bottoms stores are all located in enclosed regional malls and range in size from 2,300 to 3,400 square feet. New stores are opened in existing malls, existing mall expansions, new malls and occasionally, strip centers. Factors considered in opening new stores include the availability of suitable locations and negotiation of satisfactory lease terms, both of which are considered essential to successful operations. Key considerations in selecting sites for new stores include the geographic location of the center, the demographics of the surrounding area, the principal specialty and "anchor" stores within the center, expected customer traffic within the center, and the location of the Company's store within the center itself.

        Stores are distinctively designed for customer identification and are remodeled, when necessary. The stores are open generally from l0:00 A.M. to 9:30 P.M., Monday through Saturday, and from Noon to 5:00 P.M. on Sunday.

Operations

        Payments for most of the Company's sales are made in cash, and the balance are made with MasterCard, Visa, Discover and the Company's private label credit cards. For customer convenience, the Company provides lay-away plans. The Company's policy is to permit returns of merchandise for exchange or for a full cash or credit refund, at the customer's preference.

        The Company purchases its merchandise from a number of suppliers, both domestic and foreign, and is not materially dependent on any one supplier. All merchandise is shipped directly from vendors to the Company's central distribution facility, where it is received, inspected and price-marked before being shipped to the individual stores. The Company distributes its inventory by common carrier and leased trucks.

        The responsibility for managing the Company's stores rests with the Vice President, Store Operations and a staff of forty-one employees consisting of Regional and District Supervisors. A District Supervisor is responsible for an average of ten stores, each of which is staffed by a Store Manager and an Assistant Store Manager and two Junior Assistant Store Managers. The District and Regional Supervisors visit the stores regularly to review merchandise levels, content and presentation, staff training and personnel issues, store security and cleanliness and adherence to standard operating procedures.

        The merchandising department consists of thirty-six employees, including the Vice President, Merchandising, Merchandise Managers and Buyers. The department is responsible for purchasing, pricing (including mark-downs), inventory planning and allocating merchandise among the stores. The merchandising department's staff is organized in the following apparel categories: sportswear, dresses, coats, lingerie, hosiery and accessories.

        The Company stresses promotion from within its organization. All of the current District and Regional Supervisors and the Vice President, Store Operations, have been promoted in this manner.

        At January 31, 1995, the Company had approximately 3,000 employees, approximately 60% of whom were employed on a part-time basis. The Company has a collective bargaining agreement with the United Paperworkers International Union, Philadelphia Local 286 (UPIU) which expires on December 31, 1995. The UPIU represents the Company's warehouse employees. The collective bargaining agreement covers approximately 80 employees. The Company considers its employee relations to be good.

Competition

        The retail sale of apparel is a highly competitive business with numerous individual and chain store competitors, including specialty shops as well as regional and national department store chains. Many of its competitors are considerably larger than the Company and have substantially greater financial and other resources.

        The primary elements of competition are merchandise style, selection, quality, display and price, as well as store location and design. The Company believes that its strategy for the Deb stores of specializing in the junior sportswear market and its ability to effect volume purchases are important elements in its operations. Brand name merchandise is not a significant factor in the Company's sales.

Item 2.  Properties

        The Company leases all of its stores. The internal layout and fixtures of each store are designed and constructed under contracts with third parties.

        Under most leases, the Company is required to pay, in addition to fixed minimum rental payments, charges for real estate taxes, common area maintenance fees, utility charges, insurance premiums, mall association charges and contingent rentals based upon a percentage of sales in excess of specified amounts.

        The following table shows the years in which executed store leases existing at January 31, 1995 expire.

        Calendar Years                              Number of Leases Expiring
        --------------                              -------------------------
          1995 - 1996...........................           37
          1997 - 1998...........................           60
          1999 - 2000...........................           85
          2001 - 2002...........................           73
          2003 - 2004...........................           44
          2005 - 2006...........................           23
          2007 and thereafter...................           19
                                                          ---
             Total............................            341
                                                          ===

        The Company leases its warehouse, distribution and office space, aggregating 280,000 square feet, pursuant to a twenty year lease dated and effective June 15, 1982. This facility is a modern, one story industrial building situated on approximately 20 acres located in the northeast section of Philadelphia. See Item 13. Certain Relationships and Related Transactions.


        With respect to the locations of present stores, see Item 1. Business-Stores.


Item 3.  Legal Proceedings

        The Company is involved in certain litigation incidental to the normal conduct of its business, none of which individually, or in the aggregate, appears likely to result in materially adverse consequences for the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

        None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an un-numbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 1995.

        The executive officers of the Company, each of whom serves at the discretion of the Board of Directors, are as follows.

     Name             Age    Position with Company       Officer Since
     ----             ---    ---------------------       -------------
Marvin Rounick         55    Director, President and
                             Chief Executive Officer          1973
Warren Weiner          51    Director, Executive Vice
                             President, Secretary/Treasurer   1973
Barry Vesotsky         49    Vice President, Merchandising    1981
Traci Jan Morrow       45    Vice President, Store Operations 1980
Stanley A. Uhr         49    Vice President, Real Estate
                             Corporate Counsel                1988
Lewis Lyons            41    Vice President, Finance and
                             Chief Financial Officer          1992
Marvin Waxman          50    Controller                       1985


        Marvin Rounick has been employed by the Company since 1961. Since 1979, he has served as the President and Chief Executive Officer. Prior to that time, he served as Vice President, Operations and General Merchandise Manager.

        Warren Weiner was employed by the Company from 1965 until 1975. He rejoined the Company in January, 1982, as Executive Vice President, Secretary and Treasurer.

        Barry Vesotsky has been employed by the Company since 1970. Since 1981, he has served as Vice President, Merchandising. From 1978 to 1981, he was a Buyer and Merchandise Manager with the Company.

        Traci Jan Morrow has been employed by the Company since 1977. Since 1980, she has been Vice President, Store Operations.

        Stanley A. Uhr has been employed by the Company since 1987, first as Director of Real Estate and Corporate Counsel and, from March 31, 1988, as Vice President, Real Estate and Corporate Counsel.

        Lewis Lyons has been employed by the Company since 1990, first as Director of Taxes; from May 20, 1992, as Vice President, Finance; and from May 26, 1993, as Vice President, Finance and Chief Financial Officer. For more than five years prior thereto he was a Tax Manager in the accounting firm of Goldenberg/Rosenthal, Philadelphia, Pennsylvania.

        Marvin Waxman has been employed by the Company in his present capacity since 1985.

                                    PART II


Item 5.  Market for the Registrant's Common
         Stock and Related Stockholder Matters

Market Information

        The Company's Common Stock is traded on the over-the-counter market (NASDAQ National Market). Symbol: DEBS.

        The following table sets forth quarterly high and low sales prices for the two most recent fiscal years.

1995                                        High             Low
- - ----                                        ----             ---
First Quarter                             $7.250           $6.125
Second Quarter                             7.375            6.625
Third Quarter                              7.125            4.625
Fourth Quarter                             5.375            3.000


1994                                        High            Low
- - ----                                        ----            ---
First Quarter                              $9.00           $7.25
Second Quarter                              8.00            5.75
Third Quarter                               7.50            5.50
Fourth Quarter                              7.50            5.75


Holders

        As of April 7, 1995, there were 497 holders of record of the Company's Common Stock.


Dividends

        The Company paid regular quarterly dividends for each of the fiscal quarters in the two most recent fiscal years. The per share amount of these dividends was $.05 for each of the fiscal quarters of fiscal 1994 and 1995. The company intends to follow a policy of regular quarterly cash dividends, subject to earnings, capital requirements and the operating and financial condition of the Company, among other factors.

Item 6.  Selected Financial Data

        The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                                Deb Shops, Inc.

                       Consolidated Financial Highlights

                                                                     Year Ended January 31,
                                                      ------------------------------------------------------------
(in thousands, except per share and ratio data)         1995         1994         1993         1992         1991
- - ------------------------------------------------------------------------------------------------------------------
Net sales                                             $202,938     $221,070     $229,459     $220,337     $212,258
Cost of Sales, Including Buying
  and Occupancy Costs                                  162,000      166,569      172,027      163,647      150,260
(Loss) Income Before Income Taxes                       (4,619)       7,396       10,352       12,419       20,418
Net (Loss) Income                                       (2,719)       5,146        7,252        8,594       13,573
Net (Loss) Income as a Percent
  of Net Sales                                           (1.3%)        2.3%         3.2%         3.9%         6.4%
Net (Loss) Income Per Common Share                        (.21)         .33          .46          .55          .88
Total Assets                                           106,202      132,932      131,238      127,278      117,043
Capital Lease Obligations                                2,040        2,040        2,040        2,040        2,040
Shareholders' Equity                                    87,383      109,389      107,346      103,187       96,942
Book Value per Share at Year End                          6.80         6.98         6.86         6.58         6.23
Cash Dividend per Share of Common
  Stock                                                    .20          .20          .20          .20          .20

Not covered by report of Independent Public Accountants.

Item 7.  Management's Discussion and Analysis
         of Financial Condition and Operations

RESULTS OF OPERATIONS

        Net sales decreased $18,133,000 (8.2%) from fiscal 1994 to 1995 and decreased $8,388,000 (3.7%) from fiscal 1993 to 1994. The decrease in net sales in fiscal 1995 was principally attributable to continued customer resistance to product and pricing and a lack of fashion direction in the women's specialty apparel industry. The decrease in net sales in fiscal 1994 was attributable principally to adverse weather conditions in the first quarter of fiscal 1994 and a continued lack of customer confidence. The following table sets forth certain per store information.



                                                     Per Store Data(1)
                                                   Year Ended January 31,
                                                   ----------------------
                                                   1995     1994    1993

Stores open at end of the period                    341      368     373
Average number in operation during the period       357      371     367
Average net sales per store (in thousands)         $568     $596    $625
Average net (loss) income per store
(in thousands)                                    ($  8)    $ 14    $ 20
Comparable Store Sales(2) -- Percent Change       (7.9%)   (5.9%)  (1.5%)

- - -------------
(1) Includes Tops 'N Bottoms stores

(2) Comparable store sales includes stores opened for both periods, in the current format and location. A store is added to the comparable store base in its 13th month of operation.

        Since fiscal 1993 the Company has trended toward lower sales and since fiscal 1991 the company has trended toward lower earnings. Sales have been lower principally due to lower demand as a result of increased customer resistance to product and pricing and a lack of fashion direction in the women's specialty apparel industry. Management has tried and continues to try to adjust the product mix and pricing philosophy in an attempt to stimulate sales. For fiscal 1996 the Company will introduce shoes into 200 of its locations, in an attempt to generate new business and multiple sales. In August 1993, the Company introduced its private label credit card as a means of attempting to stimulate sales. The credit card also serves as a vehicle for direct mail contact with the customer.

        Net income decreased $7,865,000 (152.8%) from fiscal 1994 to 1995 and decreased $2,105,000 (29.0%) from fiscal 1993 to 1994. As a percentage of net sales, the net (loss) income was (1.3%) in fiscal 1995, 2.3% in fiscal 1994, and 3.2% in fiscal 1993. The decrease in fiscal 1995 was primarily attributable to the decrease in total sales, as discussed above, along with decreased margins as a result of increased competitive pressures. Sales and margins at these levels are insufficient to cover fixed overhead. The net loss for fiscal 1995 was partially offset (to the extent of $600,000) by refunds of insurance premiums received during the quarter ended April 30, 1994. The decrease in fiscal 1994 was primarily attributable to the continued lack of consumer confidence and increased expenses as a percentage of sales. The decrease in 1993 was primarily attributable to a lack of consumer confidence, a decrease in other income (principally interest) and increased expenses. During the fourth quarter of fiscal 1995 margins decreased compared to a small increase in margins during the fourth quarter of fiscal 1994 and fiscal 1993. During the periods reported, comparable store sales decreased as noted in the table above. The primary reason for the decreases in comparable store sales was customer resistance to product and pricing and a lack of fashion direction in the women's specialty apparel industry. The trend toward lower sales and lower comparable store sales has continued into the first quarter of fiscal 1996.

        Cost of sales, including buying and occupancy costs, decreased $4,570,000 (2.7%) from fiscal 1994 to 1995 and decreased $5,457,000 (3.2%) from fiscal 1993 to 1994. The principal reason for the dollar decrease from fiscal 1994 to 1995 and from fiscal 1993 and 1994 was the decrease in sales. As a percentage of net sales these costs were 79.8% during fiscal 1995, 75.3% during fiscal 1994, and 75.0% during fiscal 1993. The increased cost of sales percentage resulted principally from higher promotional activity as a result of increased competitive pressures. Buying and occupancy costs were 19.7%, 18.0% and 17.6% of sales for the fiscal years 1995, 1994 and 1993 respectively. These percentage increases resulted principally from decreased comparable store sales.

        Selling and administrative expenses decreased $2,255,000 (5.1%) from fiscal 1994 to 1995 and $112,000 (0.3%) from fiscal 1993 to 1994. The decrease in selling and administrative expenses from fiscal 1994 to 1995 was due, in part, to approximately $600,000 of refunds received for health and workers' compensation insurance as a result of favorable experience. In addition the decrease in selling and administrative expenses from fiscal 1994 to 1995 was due to a decrease in the number of stores and a decrease in sales.

The decrease in these expenses for fiscal 1994 was mainly due to cost controls. As a percentage of net sales, these expenses were 20.9% during fiscal 1995, 20.2% during fiscal 1994 and 19.5% during fiscal 1993. The percentage increases in fiscal 1994 and 1995 were the result of sales for the period being insufficient to cover fixed overhead.

        The increase in depreciation expense in fiscal 1995 and 1994 is principally attributed to the remodeling and expanding of the Company's stores.

LIQUIDITY AND CAPITAL RESOURCES

        During the past three fiscal years, the Company has funded internally all of its operating needs, including capital expenditures for the opening of new stores, the purchase of new cash registers, remodeling of existing stores, the purchase of computer equipment and the acquisition of Treasury Stock.

        Total cash provided by operating activities for the fiscal years ended January 31, 1995, 1994, and 1993 was $65,000, $4,894,000 and $16,707,000,
respectively derived principally from operating income for the fiscal years ended January 31, 1994 and 1993. For fiscal 1995 the net loss was offset by cash provided by operations as a result of non cash charges for depreciation and decreased merchandise inventories. For fiscal 1994 cash provided by operating activities was reduced by lower income and $5,000,000 from increased merchandise inventories.

        Net cash used in investing activities was $1,735,000, $928,000 and $6,295,000 for the fiscal years ended January 31, 1995, 1994 and 1993, respectively. These funds were principally used in the purchase of property, plant and equipment. During fiscal 1995 and 1994, these funds were net of proceeds from the sale of investments. During fiscal 1995, the Company expended $2.6 million for property and equipment additions to open 8 new stores and remodel existing stores. During fiscal 1994, the Company expended $2.7 million for property and equipment additions to open 11 new stores and remodel existing stores. During fiscal 1993, the Company expended $6.3 million for property and equipment additions to open 24 new stores, remodel existing stores and purchase new cash registers.

        Net cash used in financing activities was $19.3 million, $3.2 million and $3.2 million for the fiscal years ended January 31, 1995, 1994 and 1993, respectively. For the fiscal year ended January 31, 1995 these funds were used for the purchase of treasury stock and the payment of dividends on preferred and common stock. On April 4, 1994 the Company purchased the 2,761,800 shares of its Common Stock owned by Petrie Stores Corporation at a cash price of $6.05 per share, for a total cash outlay of approximately $16,800,000 including transaction costs. That price represented a substantial discount from book value of $6.98 per share. The purchase price was funded entirely from a portion of the Company's short-term investments. For the fiscal years ended January 31, 1994 and 1993 these funds were also used for the payment of dividends on preferred and common stock.

        As of January 31, 1995, the Company had cash and cash equivalents of $50,610,000 compared with $71,614,000 at January 31, 1994 and $70,822,000 at
January 31, 1993. Since fiscal 1993, the Company has trended toward lower sales and since fiscal 1991 the Company has trended toward lower earnings and these trends are continuing into the first quarter of fiscal 1996. There are no known other trends or commitments, events or other uncertainties that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company believes that internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs.

INCOME TAXES

        The effective income tax rate for fiscal 1995, 1994 and 1993 was (41.1%), 30.4% and 30.0% , respectively. The effective tax rate benefit for fiscal 1995 is higher than the statutory rate primarily as a result of tax-free interest income. The effective tax rate for fiscal 1994 and 1993 is lower than the statutory rate primarily as the result of tax-free interest income. Effective February 1, 1993, The Company adopted Financial Accounting Standard No. 109 (SFAS No. 109) ,"Accounting for Income Taxes". The impact of adopting SFAS No. 109 was not material to the fiscal 1994 or 1995 financial statements.

INFLATION

        Inflation has little impact on the operating results of the Company since inflation rates are relatively low and inventory turns are frequent. Inflation has had no meaningful effect on the other assets of the Company.

SEASONAL NATURE OF OPERATIONS

        Approximately 55% and (4%) of the Company's net sales and net (loss) income respectively for fiscal 1995 occurred during the last six months as compared to 57% and 118% in the prior year. The last six months include the Back-to-School and Christmas selling seasons. See "Quarterly Financial Information (Unaudited)", and the preceding discussion on "Results of Operations".

Item 8.  Financial Statements and Supplementory Data

Report of Independent
Public Accountants

To the Board of Directors
of Deb Shops, Inc.:

We have audited the accompanying consolidated balance sheets of Deb Shops, Inc. (a Pennsylvania corporation) and subsidiaries as of January 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deb Shops, Inc. and subsidiaries as of January 31, 1995, and 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1995 in conformity with generally accepted accounting principles.

                                                        /s/ Arthur Andersen LLP
                                                        -----------------------
                                                        ARTHUR ANDERSEN LLP

Philadelphia, PA
February 27, 1995

                                Deb Shops, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Year Ended January 31,
                                                                   -----------------------------------------------
                                                                        1995             1994            1993
- - ------------------------------------------------------------------------------------------------------------------
Revenues
  Net sales                                                         $202,937,909     $221,070,492     $229,458,920
  Other income, principally interest                                     843,721        1,549,030        1,378,954
                                                                   -------------    -------------    -------------
                                                                     203,781,630      222,619,522      230,837,874
                                                                   -------------    -------------    -------------
Costs and Expenses
  Cost of sales, including buying
    and occupancy costs                                              161,999,660      166,569,448      172,026,589
  Selling and administrative                                          42,314,134       44,569,295       44,681,350
  Depreciation and amortization                                        4,086,707        4,084,283        3,778,171
                                                                   -------------    -------------    -------------
                                                                     208,400,501      215,223,026      220,486,110
                                                                   -------------    -------------    -------------
(Loss) Income Before Income Taxes                                     (4,618,871)       7,396,496       10,351,764
Income tax (benefit) provision                                        (1,900,000)       2,250,000        3,100,000
                                                                   -------------    -------------    -------------
Net (Loss) Income                                                  ($  2,718,871)     $ 5,146,496     $  7,251,764
                                                                   =============    =============    =============
Net (Loss) Income Per Common Share                                 ($        .21      $       .33     $        .46
                                                                   =============    =============    =============
Weighted Average Number of Common
  Shares Outstanding                                                  13,268,236       15,594,362       15,585,966
                                                                   =============    =============    =============

The notes to consolidated financial statements are an integral part of these financial statements.

                                Deb Shops, Inc.
                          CONSOLIDATED BALANCE SHEETS

                                                                         January 31,
                                                            -------------------------------
                                                                 1995              1994
- - -------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                                  $50,610,195        $71,614,201
  Investments                                                     --                857,672
  Merchandise inventories                                     28,576,374         32,773,085
  Prepaid expenses and other                                   3,920,716          2,331,524
  Current deferred income taxes                                1,196,129            847,218
                                                            ------------       ------------
    Total current assets                                      84,303,414        108,423,700
                                                            ------------       ------------
Property, Plant and Equipment - at cost
  Building and improvements                                    1,982,000          1,982,000
  Leasehold improvements                                      31,198,281         31,360,536
  Furniture and equipment                                     16,647,563         17,128,001
                                                            ------------       ------------
                                                              49,827,844         50,470,537
  Less accumulated depreciation and amortization              29,762,281         28,092,642
                                                            ------------       ------------
                                                              20,065,563         22,377,895
                                                            ------------       ------------
Other Assets
  Long term deferred income taxes                                665,211            963,000
  Other                                                        1,167,514          1,167,514
                                                            ------------       ------------
    Total other assets                                         1,832,725          2,130,514
                                                            ------------       ------------
                                                            $106,201,702       $132,932,109
                                                            ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                     $11,663,983        $13,548,968
  Accrued expenses                                             5,114,260          5,119,214
  Income taxes                                                    --              2,834,878
                                                            ------------       ------------
    Total current liabilities                                 16,778,243         21,503,060
                                                            ------------       ------------
Capital Lease Obligation                                       2,040,408          2,040,408
                                                            ------------       ------------
Commitments (Note D and G)
Shareholders' Equity
  Series A Preferred stock, par value $1.00 a share:
    Authorized - 5,000,000 shares
    Issued and outstanding - 460 shares,
       liquidation value $460,000                                    460                460

  Common stock, par value $.01 a share:
    Authorized - 25,000,000 shares
    Issued shares-1995: 15,688,290; 1994: 15,688,290             156,883            156,883
  Additional paid-in capital                                   5,541,944          5,666,744
  Retained earnings                                           99,218,862        104,562,522
                                                            ------------       ------------
                                                             104,918,149        110,386,609
Less common treasury shares, at cost -
  1995: 2,835,345; 1994: 85,225                               17,535,098            997,968
                                                            ------------       ------------
                                                              87,383,051        109,388,641
                                                            ------------       ------------
                                                            $106,201,702       $132,932,109
                                                            ============       ============

The notes to consolidated financial statements are an integral part of these financial statements.

                                Deb Shops, Inc.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                              Preferred Stock         Common Stock
                                            --------------------------------------------
                                             Shares    Amount       Shares       Amount
- - ----------------------------------------------------------------------------------------
Balance January 31, 1992                      460      $460       15,688,290    $156,883
Exercise of stock options
                                             ----      ----       ----------    --------
Balance January 31, 1993                      460       460       15,688,290     156,883
Exercise of stock options
                                             ----      ----       ----------    --------
Balance January 31, 1994                      460       460       15,688,290     156,883
Exercise of stock options
                                             ----      ----       ----------    --------
Balance January 31, 1995                     $460      $460       15,688,290    $156,883
                                             ====      ====       ==========    ========

                                                            Additional
                                                             Paid-In             Retained        Treasury
                                                             Capital             Earnings          Stock
- - ----------------------------------------------------------------------------------------------------------
Balance January 31, 1992                                    $5,846,044         $98,511,360      $1,327,303
Net income                                                                       7,251,764
Dividends on preferred stock ($120 per share)                                      (55,200)
Dividends on common stock ($.20 per share)                                      (3,117,085)
Issuance of restricted incentive stock, net                    (64,800)                           (143,930)
                                                            ----------         -----------     -----------
Balance January 31, 1993                                     5,781,244         102,590,839       1,183,373
Net income                                                                       5,146,496
Dividends on preferred stock ($120 per share)                                      (55,200)
Dividends on common stock ($.20 per share)                                      (3,119,613)
Issuance of restricted incentive stock, net                   (114,500)                           (185,405)
                                                            ----------         -----------     -----------
Balance January 31, 1994                                     5,666,744         104,562,522         997,968
Net (loss)                                                                      (2,718,871)
Dividends on preferred stock ($120 per share)                                      (55,200)
Dividends on common stock ($.20 per share)                                      (2,569,589)
Issuance of restricted incentive stock, net                   (124,800)                           (171,760)
Purchase of 2,761,800 shares of common stock (Note H)                                           16,708,890
                                                            ----------         -----------     -----------
Balance January 31, 1995                                    $5,541,944         $99,218,862     $17,535,098
                                                            ==========         ===========     ===========

The notes to consolidated financial statements are an integral part of these financial statements.

                                Deb Shops, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                      Year Ended January 31,
                                                           -----------------------------------------------
                                                              1995                1994            1993
- - ----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (loss) income                                        ($2,718,871)         $5,146,496      $7,251,764
  Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
     Depreciation and amortization                           4,086,707           4,084,283       3,778,171
     Issuance of restricted incentive stock, net                46,960              70,905          79,130
     Gain on disposition of investments                        (17,202)
     Deferred income tax benefit (provision)                   297,789             (74,218)       (200,000)
     Loss on retirement of property, plant
       and equipment                                           835,394             678,908         766,564
     Change in assets and liabilities:
        Decrease (increase) in merchandise inventories       4,196,711          (5,138,950)      6,582,529
     (Increase) decrease in prepaid expenses and
       other                                                (1,938,103)            475,778      (1,353,417)
      (Decrease) increase in trade accounts payable         (1,884,985)          1,056,393      (2,469,142)
      (Decrease) increase in accrued expenses                   (4,954)           (883,929)      1,563,377
      (Decrease) increase in income taxes                   (2,834,878)           (521,225)        707,824
                                                           -----------         -----------     -----------
     Net cash provided by operating activities                  64,568           4,894,441      16,706,800
                                                           -----------         -----------     -----------
Cash flows from investing activities:
  Purchase of property, plant and equipment,net             (2,609,769)         (2,669,050)     (6,295,386)
  Proceeds from sale of investments                            874,874           1,741,500           --
                                                           -----------         -----------     -----------
    Net cash used in investing activities                   (1,734,895)           (927,550)     (6,295,386)
                                                           -----------         -----------     -----------
Cash flows from financing activities:
  Preferred stock cash dividends paid                          (55,200)            (55,200)        (55,200)
  Common stock cash dividends paid                          (2,569,589)         (3,119,613)     (3,117,085)
  Repurchase of treasury stock                             (16,708,890)               --             --
                                                           -----------         -----------     -----------
    Net cash used in financing activities                  (19,333,679)         (3,174,813)     (3,172,285)
                                                           -----------         -----------     -----------
(Decrease) increase in cash and cash equivalents           (21,004,006)            792,078       7,239,129
 Cash and cash equivalents at beginning of year             71,614,201          70,822,123      63,582,994
                                                           -----------         -----------     -----------
 Cash and cash equivalents at end of year                  $50,610,195         $71,614,201     $70,822,123
                                                           ===========         ===========     ===========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest on capital lease obligation                   $   444,000         $   464,000     $   475,000
    Income taxes                                           $ 2,602,263         $ 2,707,059     $ 3,032,701

The notes to consolidated financial statements are an integral part of these financial statements.

DEB SHOPS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - A -SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES


Consolidation: The consolidated financial statements of Deb Shops, Inc. (the Company) include the accounts of the Company and its subsidiaries, after elimination of all inter-company transactions and accounts.

Inventories: Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market, as determined by the retail inventory method.

Investments: In May, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", (SFAS No. 115). SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company adopted SFAS No. 115 effective February 1, 1994. The adoption of SFAS No. 115 did not have a material effect on the Company's financial condition or results of operations.

Income Taxes: The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred income taxes result principally from differences in the timing of recognition of overhead in inventory, deductibility of certain liabilities and depreciation expense.

Property, Plant and Equipment: The provisions for depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets. Leasehold improvements are amortized over the initial term of the lease. Furniture and equipment is depreciated over seven years or the lease term, whichever is less. Gain or loss on disposition of property, plant and equipment is included in other income.

Net (Loss) Income Per Common Share: Net (loss) income per common share and all per share amounts are based upon the weighted average common shares outstanding during each year including the dilutive effect of stock options and restricted incentive stock.

Statements of Cash Flows: The Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents. Included in cash and cash equivalents at January 31, 1995 is $48,295,000 of investments in mutual funds, money markets and municipal bonds. They are carried at cost which approximates market.

- - - B -INVESTMENTS

        At January 31, 1994, the Company had investments in mutual funds of $857,672. During the year ended January 31, 1995, all investments were sold.


- - - C -INCOME TAXES


        Income tax provision (benefit) consists of the following components:

                                          Year Ended January 31,
                                   ----------------------------------
                                      1995        1994        1993
- - ---------------------------------------------------------------------
Current:
  Federal........................($1,850,000)  $2,075,000  $3,000,000
  State..........................    250,000      250,000     300,000
                                 -----------   ----------  ----------
                                  (1,600,000)   2,325,000   3,300,000
                                 -----------   ----------  ----------
Deferred:
  Federal........................   (250,000)     (25,000)   (150,000)
  State..........................    (50,000)     (50,000)    (50,000)
                                 -----------   ----------  ----------
                                    (300,000)     (75,000)   (200,000)
                                 -----------   ----------  ----------
                                 ($1,900,000)  $2,250,000  $3,100,000
                                 ===========   ==========  ==========


        The tax benefit generated during fiscal year 1995 will be realized by carrying back the loss to income generated during previous years.

        A reconciliation of the Company's effective income tax with the statutory federal rate follows:

                                            Year Ended January 31,
                                  -------------------------------------
                                      1995        1994         1993
- - -----------------------------------------------------------------------
Tax (benefit) at statutory rate.. $1,570,000)  $2,515,000   $3,520,000
Tax-free income..................   (441,000)    (563,000)    (588,000)
State income taxes,
  net of federal tax.............    132,000      132,000      165,000
Other............................    (21,000)     166,000        3,000
                                 -----------   ----------  ----------
                                 ($1,900,000)  $2,250,000   $3,100,000
                                 ===========   ==========   ==========

        Effective February 1, 1993, the Company adopted Financial Accounting Standards No. 109 (SFAS No. 109) "Accounting for Income Taxes". The impact of adopting SFAS No. 109 was not material to the fiscal 1995, 1994 or 1993 financial statements.

        The deferred tax effect of temporary differences giving rise to the Company's deferred tax assets are:


                                                          January 31,
                                            ----------------------------------
                                                 1995                   1994
- - ------------------------------------------------------------------------------
Deferred Tax Asset
- - ------------------
Uniform cost capitalization                 $  443,000              $  546,000
Capital lease obligation                       423,000                 446,000
Deferred rent                                  323,000                 345,000
Depreciation                                   210,000                 172,000
Accrued expenses                               726,000                 607,000
                                            ----------              ----------
                                             2,125,000               2,116,000
Deferred Tax Liabilities
- - ------------------------
Prepaid Expenses                              (264,000)             (  306,000)
                                            ----------              ----------
                                            $1,861,000              $1,810,000
                                            ==========              ==========


- - - D -LEASES

        The Company leases all of its retail stores for periods ranging from one to 25 years, including renewal options. In most instances, the Company pays real estate taxes, insurance and maintenance costs on the leased properties and contingent rentals based upon a percentage of sales. The warehouse and office building occupied by the Company is leased from a partnership whose partners include three of the Company's directors including the President and Executive Vice President.

        Under the terms of the warehouse and office building lease, the Company is required to pay annual rentals as reflected under "Capital Lease" in the lease table below. The lease term is 20 years and requires the Company to pay all real estate taxes, utilities and maintenance costs. The warehouse and office building lease has a net book value of $793,000 at January 31, 1995 and is accounted for as a capital lease. Resulting asset amounts are included in building and improvements and are depreciated over twenty years.

        Interest expense related to the capital lease obligation amounted to $444,000, $464,000, $475,000, for the years ended January 31, 1995, 1994 and
1993, respectively, and is included in selling and administrative expense.

        Future minimum rental commitments for all noncancellable leases at January 31, 1995 are as follows:

                                            Capital        Operating
                                             Lease           Leases
- - ----------------------------------------------------------------------
1996....................................  $  550,000      $ 19,156,000
1997....................................     550,000        18,202,000
1998....................................     550,000        16,786,000
1999....................................     550,000        15,012,000
2000....................................     550,000        12,417,000
Thereafter..............................   1,330,000        35,353,000
                                          ----------      ------------
Total minimum rental commitments........   4,080,000      $116,926,000
                                                          ============
Imputed interest........................  (2,039,592)
                                          ----------
Present value of net minimum
  lease payments........................  $2,040,408
                                          ==========

        Total rental expense under operating leases amounted to $20,003,352, $20,290,486 and $21,383,050 in fiscal 1995, 1994 and 1993, respectively. Such amounts include contingent rentals based upon a percentage of sales of $730,171, $861,177 and $926,771 in fiscal 1995, 1994 and 1993, respectively.

- - - E -STOCK OPTION PLAN

        In January 1983, the Company adopted an Incentive Stock Option Plan. The plan is administered by a Stock Option Committee designated by the Board of Directors. Under the plan, a maximum of 1,000,000 shares of the Company's common stock, par value $.01 per share, may be issued by the Company and sold to selected key employees on the basis of contribution to the operations of the Company. The price payable for the shares of common stock under each stock option will be fixed by the Committee at the time of grant, but will be no less than 100% of the fair market value of the Company's common stock at the time the stock option is granted. Options are exercisable 50% per year cumulatively commencing after the first year after date of grant. There were 50,460 options outstanding on January 31, 1993 which expired during fiscal 1994. At January 31, 1995 there were 294,210 shares reserved for future grant.


- - -F-RESTRICTED STOCK INCENTIVE PLAN

        Effective June 1, 1990, the Company adopted a Restricted Stock Incentive Plan ("RSIP") administered by the Company's Stock Option Committee. Under the RSIP a maximum 300,000 shares of the Company's common stock may be awarded as bonuses to key employees. No more than 100,000 shares may be issued under this plan during any calendar year. Upon grant, the shares shall be registered in the name of the recipient who shall have the right to vote the shares and receive cash dividends, but the right to receive the certificates and retain the shares does not vest until the grantee has remained in the employ of the Company for a period determined by the Stock Option Committee. At the time of the vesting, a portion of the shares may be withheld to cover withholding taxes due on the compensation income resulting from the grant.

        During each of fiscal 1995 and 1994, 20,000 shares were granted under the plan. Compensation expense in the years ended January 31, 1995 and 1994 was $100,000 and $125,000, respectively. At January 31, 1995 there were 206,000 shares reserved for future grant. During fiscal 1995 and 1994, 8,320 and 6,860 shares, respectively, of treasury stock were withheld to cover withholding taxes. These have been included in the issuance of restricted incentive stock, net on the consolidated statements of shareholders' equity.

- - -G-COMMITMENTS

        The Company has an unsecured line of credit aggregating $20,000,000 at January 31, 1995. Of this amount, $8,069,000 was outstanding as letters of credit for the purchase of inventory.

        The Company entered into a five year agreement with a bank during fiscal 1994 for the use of a private label credit card bearing the Company's name. The Company pays a fee based on a percent of sales. Upon termination and under certain circumstances, the Company may be liable for excess losses incurred, as defined, on the collection of the then outstanding receivables.

                                Deb Shops, Inc.
                        Quarterly Financial Information
                                  (Unaudited)

Amounts in Thousands               First       Second        Third        Fourth
Except Per Share Data             Quarter      Quarter      Quarter       Quarter
- - ---------------------------------------------------------------------------------
Net sales
  1995                           $43,316      $47,294       $49,170       $63,158
  1994                           $43,613      $51,693       $53,476       $72,288

Cost of sales, including
 buying and occupancy costs
  1995                           $35,100      $36,807       $40,572       $49,521
  1994                           $35,120      $38,726       $41,546       $51,177
Net (loss) income
  1995                          ($ 1,605)    ($ 1,002)     ($ 2,313)      $ 2,201
  1994                          ($ 1,446)     $   515      ($    19)      $ 6,096
Net (loss) income per share
  1995                          ($   .11)    ($   .08)     ($   .18)      $   .17
  1994                          ($   .09)     $   .03       $    --       $   .39
Cash dividends per share
  1995                           $   .05      $   .05       $   .05       $   .05
  1994                           $   .05      $   .05       $   .05       $   .05

Item 9.  Disagreements on Accounting and Financial Disclosure

        None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

(a)     Directors of the Registrant

        The required information with respect to each director is contained in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 24, 1995, which is incorporated in this Form 10-K Annual Report by reference.

(b)     Executive Officers of the Registrant

        The required information with respect to each executive officer is contained at the end of Part I of this Form 10-K.

(c)     Family Relationships

        Marvin Rounick, President, Chief Executive Officer and a Director, and Jack A. Rounick, a Director, are brothers.

(d)     Other

        There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.


Item 11.  Executive Compensation

        The required information with respect to executive compensation is contained in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 24, 1995, which is incorporated in this Form 10-K Annual Report by reference.


Item 12.  Security Ownership of Certain Beneficial Owners & Management

        The required information with respect to security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 24, 1995, which is incorporated in this Form 10-K Annual Report by reference.

Item 13.  Certain Relationships and Related Transactions

        The required information with respect to certain relationships and related transactions is contained in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 24, 1995, which is incorporated in this Form 10-K Annual Report by reference.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K


Financial Statements and Financial Statement Schedules

                                                                       Page(s)
                                                                       -------

                          Document


        Report of independent public accountants.............            13

        Consolidated statements of operations for
        the years ended January 31, 1995, January 31,
        1994 and January 31, 1993............................            14

        Consolidated balance sheets as of January 31,
        1995 and January 31, 1994............................            15

        Consolidated statements of shareholders'
        equity for the years ended January 31, 1995,
        January 31, 1994 and January 31, 1993................            16

        Consolidated statements of cash flows for the
        years ended January 31, 1995, January 31, 1994
        and January 31, 1993.................................            17

        Notes to consolidated financial statements...........            18-22

        Selected quarterly financial data for
        the years ended January 31, 1995 and
        January 31, 1994.....................................            23





        All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

EXHIBITS

        Certain of the following exhibits have been filed with the Securities and Exchange Commission pursuant to the requirements of the Acts administered by the Commission. Such exhibits are identified by the references following the listing of each such exhibit, and are incorporated herein by reference.

        Exhibits identified with an asterisk below comprise executive compensation plans and arrangements.

Exhibit No.          Description of Document
- - ----------           -----------------------
   3-1               Restated articles of Incorporation of the Company,
                     as amended through May 29, 1984 (1992 Form 10-K,
                     Exhibit 3-1)

   3-2 By-Laws of the Company, as amended through July 19, 1990 (1993 Form 10-K, Exhibit 3-2)

   4-1             * Deb Shops, Inc. Restated Savings and
                     Protection Plan (1992 Form 10-K, Exhibit 4-1)

   4-1.1           * Amendment No. I to Deb Shops, Inc. Restated
                     Savings and Protection Plan (1992 Form 10-K,
                     Exhibit 4-1.1)

   4-1.2           * Amendment No. II to Deb Shops, Inc. Restated
                     Savings and Protection Plan (1992 Form 10-K,
                     Exhibit 4-1.2)

   4-1.3           * Amendment No. III to Deb Shops, Inc. Restated
                     Savings and Protection Plan (1992 Form 10-K,
                     Exhibit 4-1.3)

   4-1.4           * Amendment No. IV to Deb Shops, Inc. Restated
                     Savings and Protection Plan (1992 Form 10-K,
                     Exhibit 4-1.4)

   4-1.5           * Amendment No. V to Deb Shops, Inc. Restated
                     Savings and Protection Plan (1994 10-K Exhibit 4-1.5)

   4-1.6           * Amendment No. VI to Deb Shops, Inc. Restated
                     Savings and Protection Plan (1994 Form 10-K, Exhibit
                     4-1.6)

   4-2             * Employee Savings and Protection Trust Agreement
                     (Registration No. 2-99124, Exhibit 4-5)

   4-2.1           * Amendment No. I to Employee Savings and Protection
                     Trust Agreement (Form 10-Q for quarter ended July
                     31, 1992)

  10-1               Lease Agreement for property located at 9401
                     Blue Grass Road, Philadelphia, Pennsylvania,
                     19114 (Registration No. 2-82222, Exhibit 10-1)

Exhibit No.          Description of Document
- - ----------           -----------------------
  10-8               Blue Grass Partnership Agreement dated June 15,
                     1982 (Registration No. 2-82222, Exhibit 10-8)

  10-9 Guarantee by Deb Shops, Inc. of payment of debt obligation of Blue Grass Partnership to Philadelphia Industrial Development Corporation Local Development Corporation dated December 16, 1982 (Registration No. 2-82222, Exhibit 10-9)

  10-10              Acceptance by Deb Shops, Inc. dated June l8,
                     1982 to guarantee the $500,000 loan to Blue
                     Grass Partnership (Registration No. 2-82222,
                     Exhibit 10-10)

  10-11            * Deb Shops, Inc. Incentive Stock Option Plan
                     (Registration No. 2-82222, Exhibit 10-11)

  10-11(a)         * First Amendment to the Incentive Stock Option
                     Plan (Registration No. 33-11983, Exhibit 4-1(a))

  10-11(b)         * Amendment dated February 1, 1988 to Incentive
                     Stock Option Plan (1993 Form 10-K, Exhibit 10-11(b))

  10-14.1          * Insurance Policy for Marvin Rounick and
                     Judy Rounick (1993 Form 10-K, Exhibit 10-14.1)

  10-14.2          * Split Dollar Insurance Agreement dated July
                     31, 1987 between the Company and Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 (1993 Form 10-K, Exhibit 10-14.2)

  10-14.3          * Collateral Assignment dated July 31, 1987
                     from Jack A. Rounick and Stuart Savett,
                     Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986, as assignor, and the Company, as assignee
                     (1993 Form 10-K, Exhibit 10-14.3)

  10-15.1          * Life Insurance Policy for Warren Weiner and
                     Penny Weiner (1993 Form 10-K, Exhibit 10-15.1)

  10-15.2          * Split Dollar Insurance Agreement dated July 31,
                     1987 between the Company and Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 (1993 Form 10-K, Exhibit 10-15.2)

Exhibit No.          Description of Document
- - ----------           -----------------------
  10-15.3          * Collateral Assignment dated July 31, 1987 from
                     Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986, as assignor, and the Company, as assignee (1993 Form 10-K, Exhibit 10-15.3)

   10-17           * Restricted Stock Incentive Plan as amended

   10-18 Stock Purchase Agreement dated April 4, 1994 between the Company and Petrie Stores Corporation (1994 Form 10-K
                     Exhibit 10-18)

   11                Computation of Primary Earnings Per Share

   22                Subsidiaries of the Company

   24-1              Consent of Arthur Andersen LLP

   27                Financial Data Schedule

Reports on Form 8-K

        There were no reports on Form 8-K for the quarter ended January 31, 1995.

                                   SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City and County of Philadelphia, Commonwealth of Pennsylvania, on April 26, 1995.

                                                DEB SHOPS, INC.
                                                 (Registrant)


                                    By:  /s/ Marvin Rounick
                                         ----------------------------
                                         Marvin Rounick, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


/s/ Marvin Rounick                                             April 26, 1995
- - -----------------------------------------
Marvin Rounick, President,
  Chief Executive Officer and Director
  (Principal Executive Officer)


/s/ Warren Weiner                                              April 26, 1995
- - -----------------------------------------
Warren Weiner, Executive Vice President,
  Secretary, Treasurer and Director


/s/ Jack Rounick                                               April 26, 1995
- - -----------------------------------------
Jack A. Rounick, Assistant Secretary
  and Director


/s/ Paul Bachow                                                April 26, 1995
- - -----------------------------------------
Paul S. Bachow, Director


/s/ Barry Feinberg                                             April 26, 1995
- - -----------------------------------------
Barry H. Feinberg, Director


/s/ Barry Frank, Esq                                           April 26, 1995
- - -----------------------------------------
Barry H. Frank, Esq., Director


/s/ Lewis Lyons                                                April 26, 1995
- - -----------------------------------------
Lewis Lyons, Vice President, Finance,
  Chief Financial Officer


/s/ Marvin Waxman                                              April 26, 1995
- - -----------------------------------------
Marvin Waxman, Controller
                                      -29-