Form 10-Q
period 1995-04-30
DEB SHOPS INC
filed 1995-06-14
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               April 30, 1995
                               ------------------------------------------------

                                             OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------    -----------------------

Commission File Number                        0-12188
                      ---------------------------------------------------------

                                DEB SHOPS, INC.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                       23-1913593
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

9401 Blue Grass Road, Philadelphia, Pennsylvania                19114
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (215) 676-6000
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- - -------------------------------------------------------------------------------
 (Former name and address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X         No
                                  ------         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, Par Value $.01                             12,844,680
- - ----------------------------                  -------------------------------
         (Class)                              (Outstanding at April 30, 1995)

                        DEB SHOPS, INC. AND SUBSIDIARIES


                                   I N D E X
                                   ---------
                                                                      Page
                                                                      ----
PART I.   Financial Information:

          Consolidated Balance Sheets -                                1
          April 30, 1995 and January 31, 1995

          Consolidated Statements of Operations                        2
          Three Months Ended April 30, 1995 and April 30, 1994

          Consolidated Statements of Cash Flows -                      3
          Three Months Ended April 30, 1995 and April 30, 1994

          Notes to Consolidated Financial Statements -                 4
          April 30, 1995

          Management's Discussion and Analysis of Results of
          Operations and Financial Condition                          5-7

PART II.  Other Information                                            8

                         DEB SHOPS, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                                        APRIL 30,    JANUARY 31,
                                                          1995          1995
- - --------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $ 47,218,007   $ 50,610,195

  Merchandise Inventories                              24,794,806     28,576,374
  Prepaid expenses and other                            5,457,969      3,920,716
  Current deferred income taxes                         1,196,129      1,196,129
                                                     ------------   ------------
    Total Current Assets                               78,666,911     84,303,414
                                                     ------------   ------------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Building and improvements                             1,982,000      1,982,000
  Leasehold improvements                               30,974,367     31,198,281
  Furniture and equipment                              17,199,135     16,647,563
                                                     ------------   ------------
                                                       50,155,502     49,827,844
  Less accumulated depreciation
    and amortization                                   30,583,886     29,762,281
                                                     ------------   ------------
                                                       19,571,616     20,065,563
                                                     ------------   ------------
OTHER ASSETS
  Long term deferred income taxes                         665,211        665,211
  Other                                                 1,167,514      1,167,514
                                                     ------------   ------------
    Total Other Assets                                  1,832,725      1,832,725
                                                     ------------   ------------
                                                     $100,071,252   $106,201,702
                                                     ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                             $  8,812,294   $ 11,663,983
  Accrued expenses                                      4,831,981      5,114,260
  Income taxes                                             --             --
                                                     ------------   ------------
    Total Current Liabilities                          13,644,281     16,778,243
                                                     ------------   ------------
Capital Lease Obligation                                2,040,408      2,040,408
                                                     ------------   ------------
COMMITMENTS

SHAREHOLDERS' EQUITY
  Series A Preferred Stock, par value $1.00
    a share:
    Authorized - 5,000,000 shares
    Issued and outstanding - 460 shares,
      liquidation value $460,000                              460            460
  Common Stock, par value $.01 a share:
    Authorized - 25,000,000 shares
    Issued Shares - Apr 30, 1995: 15,688,290;
      January 31, 1995: 15,688,290                        156,883        156,883
  Additional paid in capital                            5,541,944      5,541,944
  Retained earnings                                    96,263,699     99,218,862
                                                     ------------   ------------
                                                      101,962,986    104,918,149

  Less common treasury shares, at cost -
    April 30, 1995: 2,843,610;                         17,576,423     17,535,098
                                                     ------------   ------------
    January 31, 1995: 2,835,345                        84,386,563     87,383,051
                                                     ------------   ------------
                                                     $100,071,252   $106,201,702
                                                     ============   ============

  The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                              Three Months Ended April 30,
                                        ---------------------------------------
                                             1995                       1994
                                             ----                       ----
Revenues
  Net Sales                              $ 39,101,458               $43,315,633
  Other Income, principally
  interest                                    588,866                   324,193
                                        -------------              ------------
                                           39,690,324                43,639,826
                                        -------------              ------------
Costs and Expenses
  Cost of Sales, including
  buying and occupancy costs               32,770,495                35,100,036
  Selling and administrative                9,396,352                 9,954,393
  Depreciation and
  amortization                                981,804                   999,779
                                        -------------              ------------
                                           43,148,651                46,054,208
                                        -------------              ------------
(Loss) Before Income Taxes              (   3,458,327)             (  2,414,382)

Income taxes (benefit)                  (   1,159,000)             (    809,000)
                                        -------------              ------------
Net (Loss)                              ($  2,299,327)             ($ 1,605,382)
                                        =============              ============
Net (Loss) Per Common Share             ($       0.18)             ($      0.11)
                                        =============              ============
Cash Dividend Declared
  Per Common Share                       $       0.05               $      0.05
                                        =============              ============
Weighted Average Number of
  Common Shares Outstanding                12,846,746                14,212,640
                                        =============              ============


  The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                        Three Months Ended April 30,
                                                    ---------------------------------
                                                         1995                1994
                                                         ----                ----
(Decrease) in Cash and Cash Equivalents
Cash flows from (used in) operating activities:
  Net (Loss)                                         ($ 2,299,327)      ($ 1,605,382)
  Adjustments to reconcile net (Loss) to net
    cash used in operating activities:
      Depreciation and amortization                       981,804            999,779
      Vesting of restricted incentive stock          (     41,325)      (     53,040)
      Loss on retirement of property and equipment        137,938            116,841
      Change in assets and liabilities:
Decrease (Increase) in merchandise inventories          3,781,568       (    514,715)
        (Increase) in prepaid expenses and other     (  1,537,253)      (  1,005,729)
        (Decrease) in trade accounts payable         (  2,851,485)      (  2,432,064)
        (Decrease) increase in accrued expenses      (    282,279)            66,992
        (Decrease) in income taxes                           --         (  2,834,878)
                                                     ------------       ------------
      Net cash used in operating activities          (  2,110,359)      (  7,262,196)
                                                     ------------       ------------

Cash flows from (used in) investing activities:
      Purchase of property, plant and equipment      (    625,795)       (   412,293)
                                                     ------------       ------------
        Net cash used in investing activities        (    625,795)       (   412,293)
                                                     ------------       ------------

Cash flows from (used in) financing activities:
      Preferred stock cash dividends paid            (     13,800)       (    13,800)
      Common stock cash dividends paid               (    642,234)       (   642,063)
      Purchase of treasury stock (NOTE D)                                (16,708,890)
                                                     ------------       ------------
        Net cash used in financing activities        (    656,034)       (17,364,753)
                                                     ------------       ------------

(Decrease) in cash and cash equivalents              (  3,392,188)       (25,039,242)
Cash and cash equivalents at beginning of period       50,610,195         71,614,201
                                                     ------------       ------------
Cash and cash equivalents at end of period            $47,218,007      $  46,574,959
                                                     ============      =============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest on capital lease obligation              $   105,000      $     111,000
    Income taxes                                           23,082          2,274,453


  The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 APRIL 30, 1995




NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995. The Balance Sheet at January 31, 1995 has been derived from the audited financial statements at that date.

NOTE B - INCOME TAXES

    The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred income taxes result principally from differences in the time of recognition of overhead in inventory, deductibility of certain liabilities and depreciation expense.

NOTE C - RESTRICTED STOCK INCENTIVE PLAN

    Effective June 1, 1990, the Company adopted a Restricted Stock Incentive Plan ("RSIP"), administered by the Company's Stock Option Committee. Under the RSIP, a maximum of 300,000 shares of the Company's Common Stock may be awarded as bonuses to key employees. No more than 100,000 shares may be issued under this plan during any calendar year. Upon grant, the shares shall be registered in the name of the recipient who shall have the right to vote the shares and receive cash dividends, but the right to receive the certificates and retain the shares does not vest until the grantee has remained in the employ of the Company for a period determined by the Stock Option Committee. At the time of vesting, a portion of the shares may be withheld to cover withholding taxes due on the compensation income resulting from the grant.

    At April 30, 1995, there were 206,000 shares reserved for future grant.

NOTE D - TREASURY STOCK

    On April 4, 1994, the Company purchased 2,761,800 shares of its outstanding common stock for approximately $16,700,000, utilizing available cash funds.

                     DEB SHOPS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


Results of Operations

    Net sales for the three months ended April 30, 1995 decreased ($4,214,175) (9.7%) compared to the same three month period of 1994. The decrease in net sales was principally attributable to continued customer resistance to product and pricing and a lack of fashion direction in the women's specialty apparel industry.

                                                          Per Store Data(1)
                                                    Three Months Ended April 30
- - -------------------------------------------------------------------------------
                                                      1995              1994
                                                      ----              ----
Stores open at end of period                          336                359
Average number of stores in operation during
  the period                                          338                359
Average net sales per store (in thousands)          $ 116               $121
Average net (loss) per store (in thousands)          ($ 7)              ($ 4)
Comparable store sales(2) - Percent Change         ( 1.89%)           ( 1.63%)

    Since fiscal 1993 the Company has trended toward lower sales and since fiscal 1991 the Company has trended toward lower earnings. Sales have been lower principally due to lower demand as a result of increased customer resistance to product and pricing and a lack of fashion direction in the women's specialty apparel industry. Management has tried and continues to try to adjust the product mix and pricing philosophy in an attempt to stimulate sales. In March, 1995, the Company introduced shoes into 200 of its locations in an attempt to generate new business and multiple sales. In August, 1993, the Company introduced its private label credit card as a means of attempting to stimulate sales. The credit card also serves a vehicle for direct mail contact with the customer.

    The decrease in net sales was accompanied by a net loss of ($2,299,327) compared to a net loss of ($1,605,382) for the same three month period of 1994. The loss was primarily attributable to the decrease in total sales, along with decreased margins as a result of increased competitive pressures. Sales and margins at these levels are insufficient to cover fixed overhead. The net loss for the three months ended April 30, 1994 was partially offset (to the extent of $600,000) by refunds of insurance premiums received during the quarter. The primary reason for the decreases in comparable store sales was customer resistance to product and pricing and a lack of fashion direction in the women's specialty apparel industry. Net loss was (5.9%) of net sales for the three months ended April 30, 1995 and the net loss was (3.7%) of net sales for the three months ended April 30, 1994.

    Cost of sales, including buying and occupancy costs for the three months ended April 30, 1995 decreased $2,330,000 (6.6%) over the comparable three month period of 1994. The principle reason for the dollar decrease was the decrease in sales, and a decline in the average number of stores in operation. As a percentage of net sales these costs were 83.8% for the three month period ended April 30, 1995 and 81.0% for the three month period ended April 30, 1994. The increased cost of sales percentage resulted principally from higher promotional activity as a result of increased competitive pressures. Buying and occupancy costs for the three months ended April 30, 1995 were 24.7% of sales and for the comparable period in 1994 were 22.8% of sales. The percentage increase is a result principally from decreased comparable store sales.

_____________________________
(1)  Includes Tops 'N Bottoms
(2) Comparable store sales includes stores opened for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

    The inventory turn-over rate was approximately 1.26 times during the three months ended April 30, 1995 as compared to 1.31 times during the three months ended April 30, 1994. Due to the comparability of these turns, the impact on profit margins is not material.

    Selling and administrative expenses for the three months ended April 30, 1995 decreased $558,000 (5.6%) over the comparable three month period of 1994. The decrease in selling and administrative expenses for the three months ended April 30, 1995 was principally due to a decrease in the number of stores, a decrease in sales, and a continuing control over expenses. Selling and administrative expenses for the three months ended April 30, 1994 was offset by approximately $600,000 of refunds received for health and worker's compensation insurance as a result of favorable experience. As a percentage of net sales, these expenses were 24.0% for the three month period ended April 30, 1995 and 23.0% for the three month period ended April 30, 1994.

    The decrease in depreciation and amortization expenses of $18,000 was principally attributed to the write-off of leasehold improvements of closed stores, net of the remodeling of the Company's stores.

LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended April 30, 1995 and 1994, the Company funded internally all of its operating needs, including capital expenditures for the opening of new stores, remodeling of existing stores, and the acquisition of Treasury stock. For the three months ended April 30, 1995, the Company used net cash of $2,110,000 in operating activities as a result, principally, of the net loss for the period, increased prepaid expenses, decreased trade accounts payable net of decreased merchandise inventories.

    Merchandise inventory, for the three months ended April 30, 1995, decreased principally as the result of the reduction in the total number of stores in operation and the timing of the purchase of inventory. The decrease in income taxes for the three months ended April 30, 1994 is the result of loss incurred for the period and the payment of income taxes for the prior year end. The company realized a loss for the fiscal year ended January 31, 1995 and the three months ended April 30, 1995 and no income taxes were required.

    Net cash used in investing activities was $626,000 and $412,000 for the three months ended April 30, 1995 and 1994, respectively. These funds were used in the opening of new stores and the remodeling of existing stores.

    Net cash used in financing activities was $656,000 for the three months ended April 30, 1995 and $17,365,000 for the three months ended April 30, 1994. For the three months ended April 30, 1995 these funds were used for the payment of dividends on preferred and common stock. For the three months ended April 30, 1994 these funds were principally used for the purchase of treasury stock and the payment of dividends for preferred and common stock.

    As of April 30, 1995, the Company had cash and cash equivalents of approximately $47,218,000 compared with approximately $46,575,000 at April 30, 1994. Since fiscal 1993, the Company has trended toward lower sales and since fiscal 1991 the Company has trended toward lower earnings and these trends are continuing into the second quarter of fiscal 1996. There are no known other trends or commitments, events or other uncertainties that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company believes that internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs.

                        DEB SHOPS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

SEASONAL NATURE OF OPERATIONS

The following table shows the Company's net sales and net earnings per quarter for the fiscal year ended January 31, 1995 on an unaudited basis.



                                 Net Sales                 Net Income
                         --------------------------------------------------
                           Amount         %          Amount            %
                           ------        ---         ------           ---
                                    (Dollars in Thousands)
                                    ----------------------

 1st Quarter             $ 43,316        21.3%      ($1,605)        ( 59.0%)
 2nd Quarter               47,294        23.3       ( 1,002)        ( 36.8 )
 3rd Quarter               49,170        24.2       ( 2,313)        ( 85.1 )
 4th Quarter               63,158        31.2         2,201           80.9
                         --------       -----       -------         ------
    TOTAL                $202,938       100.0%      ($2,719)         100.0%
                         ========       =====       =======          =====



Approximately 55% and (4%) of the Company's net sales and net (loss) income, respectively, for fiscal 1995 occurred during the last six months, which includes the Back-to-School and Christmas selling seasons.

PART II.   OTHER INFORMATION


Items 1 - 5.      NOT APPLICABLE
- - ------------

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.
- - -------           ---------------------------------
             (a)  Exhibits

                   Exhibit No.               Description of Document
                   -----------               -----------------------
                      11                     Computation of Earnings Per Share

              (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed by the Company during the quarter ended April 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                DEB SHOPS, INC.





  DATE:                              By  /s/    Marvin Rounick
                                         -----------------------
                                         Marvin Rounick
                                         President




  DATE:                              By  /s/    Lewis Lyons
                                         ------------------------
                                         Lewis Lyons
                                         Vice President, Finance
                                         Chief Financial Officer