Form 10-Q/A
period 1995-04-30
DEB SHOPS INC
filed 1995-06-15
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                                DEB SHOPS, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                       23-1913593
- -------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

9401 Blue Grass Road, Philadelphia, Pennsylvania                19114
- -------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (215) 676-6000
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- -------------------------------------------------------------------------------
 (Former name and address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X         No
                                  ------         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, Par Value $.01                             12,844,680
- ----------------------------                  -------------------------------
         (Class)                              (Outstanding at April 30, 1995)

                        DEB SHOPS, INC. AND SUBSIDIARIES


                                   I N D E X
                                   ---------
                                                                      Page
                                                                      ----
PART I.   Financial Information:

          Consolidated Balance Sheets -                                1
          April 30, 1995 and January 31, 1995

          Consolidated Statements of Operations                        2
          Three Months Ended April 30, 1995 and April 30, 1994

          Consolidated Statements of Cash Flows -                      3
          Three Months Ended April 30, 1995 and April 30, 1994

          Notes to Consolidated Financial Statements -                 4
          April 30, 1995

          Management's Discussion and Analysis of Results of
          Operations and Financial Condition                          5-7

PART II.  Other Information                                            8

                         DEB SHOPS, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                                        APRIL 30,    JANUARY 31,
                                                          1995          1995
- --------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $ 47,218,007   $ 50,610,195

  Merchandise Inventories                              24,794,806     28,576,374
  Prepaid expenses and other                            5,457,969      3,920,716
  Current deferred income taxes                         1,196,129      1,196,129
                                                     ------------   ------------
    Total Current Assets                               78,666,911     84,303,414
                                                     ------------   ------------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Building and improvements                             1,982,000      1,982,000
  Leasehold improvements                               30,974,367     31,198,281
  Furniture and equipment                              17,199,135     16,647,563
                                                     ------------   ------------
                                                       50,155,502     49,827,844
  Less accumulated depreciation
    and amortization                                   30,583,886     29,762,281
                                                     ------------   ------------
                                                       19,571,616     20,065,563
                                                     ------------   ------------
OTHER ASSETS
  Long term deferred income taxes                         665,211        665,211
  Other                                                 1,167,514      1,167,514
                                                     ------------   ------------
    Total Other Assets                                  1,832,725      1,832,725
                                                     ------------   ------------
                                                     $100,071,252   $106,201,702
                                                     ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                             $  8,812,294   $ 11,663,983
  Accrued expenses                                      4,831,981      5,114,260
  Income taxes                                             --             --
                                                     ------------   ------------
    Total Current Liabilities                          13,644,281     16,778,243
                                                     ------------   ------------
Capital Lease Obligation                                2,040,408      2,040,408
                                                     ------------   ------------
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

                                                          Per Store Data(1)
                                                    Three Months Ended April 30
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

PART II.   OTHER INFORMATION


Items 1 - 5.      NOT APPLICABLE
- ------------

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.
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


                                DEB SHOPS, INC.





  DATE: June 15, 1995                 By  /s/    Marvin Rounick
                                         -----------------------
                                         Marvin Rounick
                                         President




  DATE: June 15, 1995                 By  /s/    Lewis Lyons
                                         ------------------------
                                         Lewis Lyons
                                         Vice President, Finance
                                         Chief Financial Officer