Form 10-Q
period 1995-10-31
DEB SHOPS INC
filed 1995-12-14
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             October 31, 1995
                              ------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -----------------------

Commission File Number                     0-12188
                      --------------------------------------------------------

                                 DEB SHOPS, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                              23-1913593
------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

 9401 Blue Grass Road, Philadelphia, Pennsylvania              19114
------------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)

                                 (215) 676-6000
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
------------------------------------------------------------------------------
 (Former name and address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X           No
                        --------          --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01                             12,844,680
----------------------------                ----------------------------------
         (Class)                             (Outstanding at October 31, 1995)

                        DEB SHOPS, INC. AND SUBSIDIARIES







                                    I N D E X









                                                                          Page
                                                                          ----
PART I.    Financial Information:

              Consolidated Balance Sheets -                                  1
              October 31, 1995 and January 31, 1995

              Consolidated Statements of Operations                          2
              Nine Months and Three Months Ended
              October 31, 1995 and October 31, 1994

              Consolidated Statements of Cash Flows -                        3
              Nine Months Ended October 31, 1995 and
              October 31, 1994

              Notes to Consolidated Financial Statements -                 4-5
              October 31, 1995

              Management's Discussion and Analysis of Results of          6-10
              Operations and Financial Condition



PART II.      Other Information                                             10

                         DEB SHOPS, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                  OCTOBER 31,        JANUARY 31,
                                                                                     1995               1995
                                                                                  ------------       ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                       $ 33,244,929       $ 50,610,195
  Merchandise inventories                                                           31,127,114         28,576,374
  Prepaid expenses and other                                                         4,869,832          3,920,716
  Current deferred income taxes                                                      1,196,129          1,196,129
                                                                                  ------------       ------------
    Total Current Assets                                                            70,438,004         84,303,414
                                                                                  ------------       ------------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Building and improvements                                                          1,982,000          1,982,000
  Leasehold improvements                                                            31,334,530         31,198,281
  Furniture and equipment                                                           16,901,133         16,647,563
                                                                                  ------------       ------------
                                                                                    50,217,663         49,827,844
  Less accumulated depreciation
    and amortization                                                                31,874,185         29,762,281
                                                                                  ------------       ------------
                                                                                    18,343,478         20,065,563
                                                                                  ------------       ------------
OTHER ASSETS
  Goodwill and Tradenames net of amortization                                        3,218,405               --
  Long-term deferred income taxes                                                      665,211            665,211
  Other                                                                              1,167,514          1,167,514
                                                                                  ------------       ------------
    Total Other Assets                                                               5,051,130          1,832,725
                                                                                  ------------       ------------
                                                                                  $ 93,832,612       $106,201,702
                                                                                  ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                                          $  8,430,203       $ 11,663,983
  Accrued expenses                                                                   4,754,776          5,114,260
                                                                                  ------------       ------------
    Total Current Liabilities                                                       13,184,979         16,778,243
                                                                                  ------------       ------------
Capital Lease Obligation                                                             2,018,823          2,040,408
                                                                                  ------------       ------------
COMMITMENTS

SHAREHOLDERS' EQUITY
  Series A Preferred Stock, par value $1.00
    a share:
    Authorized - 5,000,000 shares
    Issued and outstanding - 460 shares,
        liquidation value $460,000                                                         460                460
  Common Stock, par value $.01 a share:
      Authorized - 25,000,000 shares
      Issued Shares - October 31, 1995: 15,688,290;
        January 31, 1995: 15,688,290                                                   156,883            156,883
  Additional paid in capital                                                         5,541,944          5,541,944
  Retained earnings                                                                 90,505,946         99,218,862
                                                                                  ------------       ------------
                                                                                    96,205,233        104,918,149
  Less common treasury shares, at cost -
    October 31, 1995: 2,843,610;
    January 31, 1995: 2,835,345                                                     17,576,423         17,535,098
                                                                                  ------------       ------------
                                                                                    78,628,810         87,383,051
                                                                                  ------------       ------------
                                                                                  $ 93,832,612       $106,201,702
                                                                                  ============       ============

             The notes to consolidated financial statements are an
                  integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Nine Months Ended                          Three Months Ended
                                                                    October 31,                                 October 31,
                                                    -------------------------------------        ----------------------------------
                                                        1995                    1994                1995                   1994
                                                        ----                    ----                ----                   ----
Revenues
  Net sales                                          $123,089,966            $139,779,470         $41,671,729           $49,169,910
  Other income, principally
    interest                                            1,721,595                 675,674             451,449               205,146
                                                    --------------          -------------        ------------          ------------
                                                      124,811,561             140,455,144          42,123,178            49,375,056
                                                    --------------          -------------        ------------          ------------


Costs and Expenses
  Cost of sales, including
    buying and occupancy costs                        102,918,396             112,479,226          35,535,789            40,572,330
  Selling and administrative                           29,035,448              32,304,857           9,781,569            11,244,720
  Depreciation and amortization                         3,000,331               3,071,309           1,004,899             1,036,578
                                                    --------------          -------------        ------------          ------------
                                                      134,954,175             147,855,392          46,322,257            52,853,628
                                                    -------------           -------------        ------------          ------------


(Loss) Before Income Tax benefit                    (  10,142,614)          (   7,400,248)       (  4,199,079)         (  3,478,572)

Income tax benefit                                  (   3,397,800)          (   2,479,100)       (  1,405,800)         (  1,165,300)
                                                    --------------          --------------       -------------         -------------

Net (Loss)                                          ($  6,744,814)          ($  4,921,148)       ($ 2,793,279)         ($ 2,313,272)
                                                    ==============          ==============       =============         =============

Net (Loss) Per Common Share                         ($       0.53)          ($       0.37)       ($      0.22)         ($      0.18)
                                                    ==============          ==============       =============         =============


Cash Dividend Declared
  Per Common Share                                   $       0.15           $        0.15        $       0.05           $      0.05
                                                    ===============         =============        ============          ============

Weighted Average Number of
  Common Shares Outstanding                            12,845,493              13,392,823          12,844,580            12,852,945
                                                    ==============          =============        ============          ============

              The notes to consolidated financial statements are an
                  integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Nine Months Ended October 31,
                                                                                         -------------------------------------
                                                                                             1995                    1994
                                                                                             ----                    ----
   (Decrease) in Cash and Cash Equivalents
   Cash flows (used in) operating activities:
     Net (Loss)                                                                          ($ 6,744,814)           ($ 4,921,148)
     Adjustments to reconcile net (loss) to net
       cash (used in) operating activities:
         Depreciation and amortization                                                      3,000,331               3,071,309
         Vesting of restricted incentive stock                                           (     41,325)           (     53,040)
         Loss on retirement of property and equipment                                         387,799                 447,136
         Change in assets and liabilities net of effect
             of purchase of business: (NOTE F)
        (Increase) in merchandise inventories                                            (    133,713)           (  7,777,876)
        (Increase) in prepaid expenses and other                                         (    816,426)           (  2,457,697)
        (Decrease) in trade accounts payable                                             (  4,263,749)           (  6,164,908)
        (Decrease) increase in accrued expenses                                          (    456,217)                592,761
        (Decrease) in income taxes payable                                                         --            (  2,834,878)
                                                                                         ------------            ------------
         Net cash (used in) operating activities                                         (  9,068,114)           ( 20,098,341)
                                                                                         ------------            ------------


   Cash flows (used in) investing activities:
         Purchase of business and related net assets,
           net of cash acquired (NOTE F)                                                 (  4,468,016)                     --
         Purchase of property, plant and equipment                                       (    926,034)           (  1,675,304)
                                                                                         ------------            ------------
           Net cash (used in) investing activities                                       (  5,394,050)           (  1,675,304)
                                                                                         ------------            ------------

   Cash flows (used in) financing activities:
         Preferred stock cash dividends paid                                             (     41,400)           (     41,400)
         Common stock cash dividends paid                                                (  1,926,702)           (  1,926,942)
         Purchase of treasury stock (NOTE E)                                                       --            ( 16,708,890)
         Repayment of notes payable                                                      (    913,415)                     --
         Principal payments under capital lease obligations                              (     21,585)                     --
                                                                                         ------------            ------------
           Net cash (used in) financing activities                                       (  2,903,102)           ( 18,677,232)
                                                                                         ------------            ------------

   (Decrease) in cash and cash equivalents                                               ( 17,365,266)           ( 40,450,877)
   Cash and cash equivalents at beginning of period                                        50,610,195              71,614,201
                                                                                         ------------            ------------
   Cash and cash equivalents at end of period                                             $33,244,929             $31,163,324
                                                                                         ============            ============

   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest on capital lease obligation                                               $   315,000             $   333,000
       Income taxes                                                                           194,899               2,587,064

             The notes to consolidated financial statements are an
                  integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                OCTOBER 31, 1995




NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995. The Balance Sheet at January 31, 1995 has been derived from the audited financial statements at that date.

NOTE B - INCOME TAXES

         The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred income taxes result principally from differences in timing of recognition of overhead in inventory, deductibility of certain liabilities and depreciation expense. The tax benefit for the nine months ended October 31, 1995, is included in prepaid expenses and other on the accompanying consolidated balance sheet.

NOTE C - STOCK OPTION PLAN

         In January, 1983, the Company adopted an Incentive Stock Option Plan. The plan is administered by a Stock Option Committee designated by the Board of Directors. Under the plan, a maximum of 1,000,000 shares of the Company's common stock, par value $.01 per share, may be issued by the Company and sold to selected key employees on the basis of contribution to the operations of the Company. The price payable for the shares of Common Stock under each stock option will be fixed by the Committee, at the time of grant, but will be no less than 100% of the fair market value of the Company's common stock at the time the stock option is granted. Options are exercisable commencing one year after the date of grant, subject to such vesting requirements as the Committee may specify. The options expire through October, 2000. Changes in outstanding common stock options during the nine month period ended October 31, 1995 are summarized below:

      Outstanding, beginning of year                           --
      Granted during period                                35,000
      Canceled during period                                   --
      Exercised during period                                  --
                                                           ------

      Outstanding, end of period (at $3.50 per share)      35,000
                                                           ------


At October 31, 1995, there were 259,210 shares reserved for future grant.

NOTE D - RESTRICTED STOCK INCENTIVE PLAN

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

         At October 31, 1995, there were 206,000 shares reserved for future grant.

NOTE E - TREASURY STOCK

         On April 4, 1994, the Company purchased 2,761,800 shares of its outstanding common stock for approximately $16,700,000, utilizing available cash funds.


NOTE F - ACQUISITION OF BUSINESS

         In October, 1995, the Company acquired substantially all of the net assets of the Atlantic Book chain (Atlantic) for $4,468,016 in cash. The purchase price was allocated to the fair market value of the net assets with $1,513,405 allocated to goodwill.

         The following table displays noncash net assets that were consolidated as a result of the acquisition discussed above:

     Merchandise inventories                  $    2,417,027
     Prepaid expenses and other                      137,690
     Property, plant and equipment                   740,011
     Goodwill and Tradenames                       3,213,405
     Trade accounts payable                   (    1,029,969)
     Accrued expenses                         (       96,733)
     Notes payable                            (      913,415)
                                             ---------------
                                              $    4,468,016
                                             ===============

                        DEB SHOPS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

         Deb Shops, Inc. (the "Company") operates 315 women's specialty apparel retail stores offering moderately priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior sized women. The Company also operates 11 Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

         In October, 1995, the Company acquired substantially all of the net assets of the Atlantic Book chain for a purchase price of $4,468,016. Atlantic operates 14 locations, including 11 "Atlantic Book Shops" which are small limited selection book stores, which are generally open seasonally in New Jersey and Delaware shore resort towns. Atlantic Books also operates three much larger "Atlantic Book Warehouses" which are full-service book stores emphasizing bargain books. The Atlantic Book Warehouse stores are located in Montgomeryville, PA, Cherry Hill, NJ and Dover,DE. Atlantic competes with national and regional bookstore chains as well as local independent bookstores.

         Results of operations for the Company for the three and nine month periods ended October 31, 1995, are presented on a consolidated basis and are segmented to provide relevant information concerning the Company's retail apparel store business which is the Company's principal line of business. In the opinion of management, at the present time, the results of operations of the Company's newly acquired book store business are not material to the Company's consolidated results of operations either (i) when compared to the Company as a whole or (ii) when compared to the Company's apparel store business, and, therefore, the Company has not separately reported results of operations of the book store business.


Results of Operations - Consolidated

         Net sales for the nine month and three month periods ended October 31, 1995 decreased ($16,689,504) (11.9%) and ($7,498,181) (15.2%), respectively, over the comparable nine month and three month periods of 1994. The decrease in net sales was principally attributable to the decrease in the number of apparel stores and continued customer resistance to product and pricing and a lack of fashion direction in the women's specialty apparel industry. For further information see Results of Operations - Apparel Business.

         The decrease in net sales was accompanied by a net loss of ($6,744,814) for the nine months ended October 31, 1995 and a net loss of ($2,793,279) for the three months ended October 31, 1995 as compared to a net loss of ($4,921,148) for the nine months ended October 31, 1994 and a net loss of ($2,313,272) for the three months ended October 31, 1994. The loss was primarily attributable to the decrease in total sales, along with decreased margins as a result of increased competitive pressures and continued customer resistance. Sales and margins at these levels are insufficient to cover fixed overhead. The net loss for the nine months ended October 31, 1994 was partially offset (to the extent of $600,000) by refunds of insurance premiums received during the quarter ended April 30, 1994. The primary reason for the decreases in comparable store sales was customer resistance to product and pricing and a lack of fashion direction in the women's specialty apparel industry. Net loss was (5.5%) of net sales for the nine months ended October 31, 1995 compared to a net loss of (3.5%) of net sales for the nine months ended October 31, 1994. For the three months ended October 31, net loss was (6.7%) of net sales in 1995 compared to a net loss of (4.7%) of net sales in 1994.

         Cost of sales, including buying and occupancy costs decreased ($9,560,830) (8.5%) and ($5,036,541) (12.4%), respectively, over the comparable nine month and three month periods of 1994. The decrease in cost of sales, buying and occupancy costs was principally due to a decline in average net sales per apparel store, and a decline in the average number of apparel stores in operation during the period. As a percentage of net sales, these costs were 83.6% and 85.3%, respectively, for the nine month and three month periods ended October 31, 1995 as compared to 80.5% and 82.5%, respectively for the nine month and three month periods ended October 31, 1994. Buying and occupancy costs for the nine months and three months ended October 31, 1995 were 23.2% and 22.5% of net sales, respectively and for the comparable periods in 1994 were 21.3% and 20.3% of net sales, respectively. This percentage increase was a result of a decrease in sales for the period.

         Selling and administrative expenses for the nine months and three months ended October 31, 1995 decreased ($3,269,409) (10.1%) and ($1,463,151)
(13.0%) respectively over the comparable periods in 1994. The decrease in selling and administrative expenses was principally due to a decrease in the number of stores, a decrease in sales, and continuing control over expenses. As a percentage of net sales, these expenses were 23.6% and 23.5% respectively, for the nine month and three month periods ended October 31, 1995 as compared to 23.1% and 22.9%, respectively, for the nine month and three month periods ended October 31, 1994.

         The decrease in depreciation and amortization expenses, ($79,800) and ($31,679), respectively, for the nine month and three month periods ended October 31, 1995 over the comparable periods of 1994 was principally attributed to the write-off of leasehold improvements of closed stores, net of the remodeling of the Company's stores.

Results of Operations - Apparel Business

         Net sales for the nine month and three month periods ended October 31, 1995 decreased ($17,294,580) (12.4%) and ($8,103,257) (16.5%), respectively, over the comparable nine month and three month periods of 1994. The decrease in net sales was principally attributable to the decrease in the number of stores and continued customer resistance to product and pricing and a lack of fashion direction in the women's specialty apparel industry, causing lower averages sales per store.

                                                                         Per Store Data October 31(1)
                                                                         ----------------------------
                                                                Nine Months                        Three Months
                                                                -----------                        ------------
                                                          1995              1994              1995               1994
                                                          ----              ----              ----               ----
   Stores open at end of period                              326              355              326                355
   Average number of stores in operation
      during period                                          336              358              330                359
   Average net sales per store(in thousands)             $   366          $   390           $  126            $   137
   Average net (loss) per store(in thousands)           ($    20 )       ($    14 )        ($    8 )         ($     6 )
   Comparable store sales(2) - Percent Change           (    8.6%)       (    6.7%)        (  12.5%)         (    7.9%)

----------
(1) Includes Tops 'N Bottoms
(2) Comparable store sales includes stores opened for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operations.

         Since fiscal 1993 the Company has trended toward lower sales and since fiscal 1991 the Company has trended toward lower earnings. Sales have been lower principally due to lower demand as a result of increased customer resistance to product and pricing and a lack of fashion direction in the women's specialty apparel industry. Management has tried and continues to try to adjust the product mix and pricing philosophy in an attempt to stimulate sales. In March, 1995, the Company introduced shoes into 200 of its locations in an attempt to generate new business and multiple sales. In August, 1993, the Company introduced its private label credit card as a means of attempting to stimulate sales. The credit card also serves as a vehicle for direct mail contact with the customer. Despite these efforts average sales per store continue to decline.

         The decrease in net sales was accompanied by a net loss of ($6,765,369) for the nine months ended October 31, 1995 and a net loss of ($2,813,834) for the three months ended October 31, 1995 as compared to a net loss of ($4,921,148) for the nine months ended October 31, 1994 and a net loss of ($2,313,272) for the three months ended October 31, 1994. The loss was primarily attributable to the decrease in total sales, along with decreased margins as a result of increased competitive pressures. Sales and margins at these levels are insufficient to cover fixed overhead. The net loss for the nine months ended October 31, 1994 was partially offset (to the extent of $600,000) by refunds of insurance premiums received during the quarter ended April 30, 1994. The primary reason for the decreases in comparable store sales was customer resistance to product and pricing and a lack of fashion direction in the women's specialty apparel industry. Net loss was (5.5%) of net sales for the nine months ended October 31, 1995 compared to a net loss of (3.5%) of net sales for the nine months ended October 31, 1994. For the three months ended October 31, net loss was (6.9%) of net sales in 1995 compared to a net loss of (4.7%) of net sales in 1994.

         Cost of sales, including buying and occupancy costs decreased ($9,984,954) (8.9%) and ($5,460,665) (13.5%), respectively, over the comparable nine month and three month periods of 1994. The decrease in cost of sales, buying and occupancy costs was principally due to a decline in average net sales per store and a decline in the average number of stores in operation during the period. As a percentage of net sales, these costs were 83.7% and 85.5%, respectively, for the nine month and three month periods ended October 31, 1995 as compared to 80.5% and 82.5%, respectively for the nine month and three month periods ended October 31, 1994. Buying and occupancy costs for the nine months and three months ended October 31, 1995 were 23.3% and 22.7% of sales and for the comparable periods in 1994 were 21.3% and 20.3% of sales. This percentage increase was a result of a decrease in sales for the period.

         The inventory turn-over rate was approximately 2.6 times during the nine months ended October 31, 1995 as compared to 2.3 times during the nine months ended October 31, 1994.

         Selling and administrative expenses for the nine months and three months ended October 31, 1995 decreased ($3,410,604) (10.6%) and ($1,604,346)
(14.3%) respectively over the comparable periods in 1994. The decrease in selling and administrative expenses was principally due to a decrease in the number of stores, a decrease in sales, and a continuing control over expenses. As a percentage of net sales, these expenses were 23.6% and 23.5% respectively, for the nine month and three month periods ended October 31, 1995 as compared to 23.1% and 22.9%, respectively, for the nine month and three month periods ended October 31, 1994.

         The decrease in depreciation and amortization expenses, ($79,800) and ($40,501), respectively, for the nine month and three month periods ended October 31, 1995 over the comparable periods of 1994 was principally attributed to the write-off of leasehold improvements of closed stores, net of the remodeling of the Company's stores.

LIQUIDITY AND CAPITAL RESOURCES CONSOLIDATED

         During the nine months ended October 31, 1995 and 1994, the Company funded internally all of its operating needs, including capital expenditures for the opening of new apparel stores, remodeling of existing apparel stores, the purchase of the book business and its related net assets and the acquisition of Treasury stock. For the nine months ended October 31, 1995, the Company used net cash of $9,068,114 in operating activities as a result, principally, of the net loss for the period, increased prepaid expenses and a decrease in trade accounts payable partially offset by depreciation and amortization. The increase in merchandise inventories for the nine months ended October 31, 1995 was lower than for the comparable nine months ended October 31, 1994 principally due to the reduction in the total number of stores in operation and the timing of the purchase of apparel inventory. For the nine months ended October 31, 1994, the Company used net cash of $20,098,341 in operating activities as a result, principally, of the net loss for the period, increased purchases of merchandise inventory and prepaid expenses, decrease in trade accounts payable and amounts paid for income taxes incurred during the fiscal year ended January 31, 1994. The Company realized a loss for the fiscal year ended January 31, 1995 and the nine months ended October 31, 1995. A tax benefit and corresponding receivable were recorded for each period based on the amounts recoverable.

         Net cash used in investing activities was $5,394,050 and $1,675,304 for the nine months ended October 31, 1995 and 1994, respectively. In October, 1995, the Company acquired substantially all of the net assets of the Atlantic Books chain for a purchase price of $4,468,016, which purchase price was funded from the Company's internal funds. In addition, these funds were used in investing activities that were utilized for the purchase of property, plant and equipment in the opening of new stores and the remodeling of existing stores.

         Net cash used in financing activities was $2,903,102 for the nine months ended October 31, 1995 and $18,677,232 for the nine months ended October 31, 1994. For the nine months ended October 31, 1995 these funds were used primarily for the payment of dividends on preferred and common stock and for the repayment of notes payable acquired from Atlantic. For the nine months ended October 31, 1994 these funds were principally used for the purchase of treasury stock and the payment of dividends for preferred and common stock.

         As of October 31, 1995, the Company had cash and cash equivalents of $33,244,929 compared with $31,163,324 at October 31, 1994. Since fiscal 1993, the Company has trended toward lower sales and reported a loss from operations for the fiscal year ended January 31, 1995, and these trends are continuing into the fourth quarter of fiscal 1996. The Company's present intention is to expand the book store business by opening additional warehouse stores. It is anticipated that the funds to finance this expansion will come from the cash and cash equivalents on hand. As of the balance sheet date, there are no commitments for the opening of any additional stores. There are no known other trends or commitments, events or other uncertainties that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

SEASONAL NATURE OF OPERATIONS


The following table shows the Company's net sales and net (loss) income per quarter for the fiscal year ended January 31, 1995 on an unaudited basis.


                                    Net Sales                 Net (Loss) Income
                          -------------------------      ---------------------------
                            Amount            %            Amount              %
                            ------            -            ------              -
                                              (Dollars in Thousands)
                                              ----------------------
 1st Quarter               $ 43,316          21.3%        ($1,605)          ( 59.0%)
 2nd Quarter                 47,294          23.3         ( 1,002)          ( 36.8 )
 3rd Quarter                 49,170          24.2         ( 2,313)          ( 85.1 )
 4th Quarter                 63,158          31.2           2,201             80.9
                           --------         -----         --------          ------

       TOTAL               $202,938         100.0%        ($2,719)           100.0%
                           ========         ======        ========          =======


Approximately 55% and (4%) of the Company's net sales and net (loss) income, respectively, for fiscal 1995 occurred during the last six months, which includes the Back-to-School and Christmas selling seasons.


PART II.   OTHER INFORMATION


Items 1 - 3.  NOT APPLICABLE


Item 5.       NOT APPLICABLE


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  Exhibits

                   Exhibit No.       Description of Document
                   -----------       -----------------------
                      11             Computation of Earnings Per Share

              (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1995.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       DEB SHOPS, INC.





DATE:                         By /s/ Marvin Rounick
                                 ------------------------------
                                     Marvin Rounick
                                     President







DATE:                         By /s/ Lewis Lyons
                                 -------------------------------
                                     Lewis Lyons
                                     Vice President, Finance
                                     Chief Financial Officer