Form 10-K
period 1995-10-01
DEB SHOPS INC
filed 1996-04-29
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM l0-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended                  January 31, 1996
                              -------------------------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                      to
                                  ----------------------  ---------------------

    Commission File Number                       0-12188
                          -----------------------------------------------------

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

                              --------------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                 Yes       X              No
                     ---------------         --------------

         As of April 5, 1996, 12,844,680 shares of the Company's Common Stock, par value $.01 per share, were outstanding. The aggregate market value (based upon the closing price on April 5, 1996) held by non-affiliates was approximately $16,273,544.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement to be filed within 120 days after the end of the fiscal year in connection with the Annual Meeting to be held on May 22, 1996 - incorporated in Part III.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            -----

                                     PART 1

Item 1.  Business

General

         Deb Shops, Inc. (the "Company") operates 298 women's specialty apparel retail stores ("Deb") offering moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior sizes. The Company will introduce plus sizes into approximately one-third of the chain by May, 1996. Deb merchandise consists of clothing and accessories appealing primarily to the fashion-conscious junior-sized female consumers between the ages of 13 and 40. In addition to 292 stores operating under the name "DEB" and one operating under the name "JOY", the Company operates five outlet stores under the name "CSO". The outlet stores offer the same merchandise as DEB and JOY at reduced prices and serve as clearance stores for slow-moving inventory.

         The Company also operates 10 apparel retail stores under the name Tops 'N Bottoms. Tops 'N Bottoms sells moderately priced men's and women's apparel. Thirty-six of the Deb stores contain Tops 'N Bottoms departments.

         In October 1995, the Company acquired substantially all of the net assets of the Atlantic Book chain for a purchase price of approximately $4,500,000. Atlantic operates 14 locations, including 11 "Atlantic Book Shops", which are small limited selection book stores, generally open seasonally in New Jersey and Delaware shore resort towns. Atlantic Books also operates three much larger "Atlantic Book Warehouses" which are full-service book stores emphasizing bargain books. The Atlantic Book Warehouse stores are located in Montgomeryville, PA, Cherry Hill, NJ and Dover, DE.

         In the opinion of management, at the present time, the results of operations of the Company's book store business are not material to the Company's consolidated results of operations either (i) when compared to the Company as a whole or (ii) when compared to the Company's apparel store business, and therefore, the Company has not separately reported results of operations of the book store business.

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

Stores

         Originally, the business of the Company was located in Pennsylvania and New Jersey. As the business grew and expanded into other states, the Company expanded its principal regional focus to include both the northeast and midwest sections of the United States. During the fiscal year ended January 31, 1996, Deb opened one additional store (while closing 33 stores). Tops 'N Bottoms closed one store. Deb also opened two Tops 'N Bottoms departments within Deb stores. At the present time the Company does not have any new stores or Tops `N Bottoms departments scheduled to open in fiscal 1997. The Company is currently scheduled to close nine stores in the first half of fiscal 1997. The Company plans to continue to carefully evaluate the profitability of individual stores and close those stores which it believes cannot become profitable or maintain profitability.

         The following table shows store openings and closings for the last five fiscal years.

                                         Year Ended January 31,
                                 ------------------------------------------
                                 1992     1993      1994      1995     1996
                                 ----     ----      ----      ----     ----
Open at beginning
of fiscal year................    342      365       373       368      341
Opened during fiscal year.....     32       24        11         8        1
Closed during fiscal year.....     (9)     (16)      (16)      (35)     (34)
                                  ----     ----      ----      ----    -----
Open at end of fiscal year....    365      373       368       341      308
                                  ====     ====      ====      ====    ====

         The following table shows the states in which the Company's 308 existing stores are located.

New England                East                         Midwest

  Connecticut      2        Delaware             1        Illinois       16
  Maine            3        Maryland             6        Indiana        10
  Massachusetts   11        New Jersey          12        Iowa            5
  Rhode Island     1        New York            36        Kansas          3
                  --        Pennsylvania        47        Kentucky        6
                  17        Virginia            13        Michigan       23
                            West Virginia        7        Minnesota       8
                                               ---        Missouri        7
                                               122        Nebraska        1
                                                          North Dakota    2
                                                          Ohio           27
                                                          South Dakota    1
                                                          Wisconsin      15
                                                                        ---
                                                                        124


South                               West

  Alabama           1        California     2
  Georgia           1        Colorado       4
  Louisiana         1        Idaho          2
  South Carolina    1        New Mexico     3
  Tennessee         5        Oklahoma       5
                   --        Oregon         6
                    9        Texas          7
                             Utah           2
                             Washington     5
                                           --
                                           36

         Deb stores, which are typically 5,700 square feet, are located primarily in enclosed regional shopping malls and selected strip centers. Deb stores with Tops 'N Bottoms departments are typically 8,000 square feet and are all located in enclosed regional malls. Tops 'N Bottoms stores are all located in enclosed regional malls and range in size from 2,300 to 3,400 square feet. New stores are opened in existing malls, existing mall expansions, new malls and occasionally, strip centers. Factors considered in opening new stores include the availability of suitable locations and negotiation of satisfactory lease terms, both of which are considered essential to successful operations. Key considerations in selecting sites for new stores include the geographic location of the center, the demographics of the surrounding area, the principal specialty and "anchor" stores within the center, expected customer traffic within the center, and the location of the Company's store within the center itself.

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

         The responsibility for managing the Company's stores rests with the Director of Store Operations and a staff of thirty-five employees consisting of Regional and District Supervisors. A District Supervisor is responsible for an average of ten stores, each of which is staffed by a Store Manager and an Assistant Store Manager and two Junior Assistant Store Managers. The District and Regional Supervisors visit the stores regularly to review merchandise levels, content and presentation, staff training and personnel issues, store security and cleanliness and adherence to standard operating procedures.

         The merchandising department consists of forty-one employees, including the Senior Vice President, Merchandising, Vice President, Merchandising, Merchandise Managers and Buyers. The department is responsible for purchasing, pricing (including mark-downs), inventory planning and allocating merchandise among the stores. The merchandising department's staff is organized in the following apparel categories: sportswear, dresses, coats, lingerie, hosiery, accessories and plus sizes.

         At January 31, 1996, the Company had approximately 2,600 employees, approximately 60% of whom were employed on a part-time basis. The Company has a collective bargaining agreement with the United Paperworkers International Union, Philadelphia Local 286 (UPIU) which expires on December 31, 1998. The UPIU represents the Company's warehouse employees. The collective bargaining agreement covers approximately 80 employees. The Company considers its employee relations to be good.

Competition

         The retail sale of apparel is a highly competitive business with numerous individual and chain store competitors, including specialty shops as well as regional and national department store chains. Many of its competitors are considerably larger than the Company and have substantially greater financial and other resources.

         The primary elements of competition are merchandise style, selection, quality, display and price, as well as store location and design. The Company believes that its strategy for the Deb stores of specializing in the junior and plus size sportswear market and its ability to effect volume purchases are important elements in its operations. Brand name merchandise is not a significant factor in the Company's sales.

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

         The following table shows the years in which executed store leases existing at January 31, 1996 expire.

         Calendar Years                           Number of Leases Expiring
         --------------                           -------------------------
           1996 - 1997...........................           57
           1998 - 1999...........................           68
           2000 - 2001...........................           65
           2002 - 2003...........................           62
           2004 - 2005...........................           31
           2006 - 2007...........................           11
           2008 and thereafter...................           14
                                                           ---
             Total...............................          308
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

Acquisition of Atlantic Books

         On October 20, 1995 (the "Closing Date") the Company acquired substantially all of the net assets of the Atlantic Book chain for a purchase price of approximately $4,500,000. The Atlantic Book chain consists of 14 stores including three full service warehouse stores located in Montgomeryville, PA, Cherry Hill, NJ and Dover, DE. Atlantic emphasizes convenience, selection and value. The Company considers the warehouse format to be positioned to capitalize on today's consumers' demands for these features. Atlantic's main concentration is in bargain books that are sold at significant discounts from publishers' original retail prices. Atlantic also offers an extensive selection of best-sellers and other hardcover and paperback books and magazines. Each warehouse store is conducive to browsing and shopping, including super-market style shopping carts for the customer who wants to purchase multiple selections.

         The chain trades as Atlantic Books Shops and Atlantic Book Warehouse. The eleven non-warehouse stores are located in resort areas in Delaware and New Jersey. These resort stores range in size from 1,000 to 2,000 square feet.

The warehouse stores range in size from 12,000 to 26,000 square feet. The warehouse store in Montgomeryville, PA includes the offices for the chain and general warehouse space as well as the retail store.

         The resort stores sell primarily remainder books and some new titles. The warehouse stores carry a full line of best sellers, new titles, and magazines in addition to the remainder books.

         The Company intends to expand the book chain principally through the addition of warehouse stores in high traffic areas. The current focus is on stand alone sites and strip centers for the new stores where appropriate, new resort stores will also be considered. Current plans call for one new warehouse store and one new resort store, which will replace two existing resort stores.

Item 3.  Legal Proceedings

         The Company is involved in certain litigation incidental to the normal conduct of its business, none of which individually, or in the aggregate, appears likely to result in materially adverse consequences for the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an un-numbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 1996.

         The executive officers of the Company, each of whom serves at the discretion of the Board of Directors, are as follows.

     Name             Age    Position with Company              Officer Since
     ----             ---    ---------------------              -------------
Marvin Rounick         56    Director, President and
                             Chief Executive Officer                 1973
Warren Weiner          52    Director, Executive Vice
                             President, Secretary and Treasurer      1973
Allan Laufgraben       57    Senior Vice President, Merchandising    1995
Barry Vesotsky         50    Vice President, Merchandising           1981
Stanley A. Uhr         50    Vice President, Real Estate
                             Corporate Counsel                       1988
Lewis Lyons            42    Vice President, Finance and
                             Chief Financial Officer                 1992
Marvin Waxman          51    Controller                              1985

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

         Allan Laufgraben has been employed by the Company since December 1995, as Senior Vice President, Merchandising. For more than five years prior thereto he was with Petrie Stores Corporation as Executive Vice President and with Petrie Retail, Inc. as President and Chief Executive Officer.

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

                                     PART II

Item 5.  Market for the Registrant's Common
         Stock and Related Stockholder Matters

Market Information

         The Company's Common Stock is traded on the over-the-counter market (NASDAQ National Market). Symbol: DEBS.

         The following table sets forth quarterly high and low sales prices for the two most recent fiscal years.

1996                             High          Low
- ----                             ----          ---
First Quarter                   $5.125        $3.750
Second Quarter                   4.250         2.875
Third Quarter                    4.125         3.375
Fourth Quarter                   3.8125        3.250


1995                             High          Low
- ----                             ----          ---
First Quarter                   $7.250        $6.125
Second Quarter                   7.375         6.625
Third Quarter                    7.125         4.625
Fourth Quarter                   5.375         3.000

Holders

         As of April 5, 1996, there were 436 holders of record of the Company's Common Stock.

Dividends

         The Company paid regular quarterly dividends for each of the fiscal quarters in the two most recent fiscal years. The per share amount of these dividends was $.05 for each of the fiscal quarters of fiscal 1995 and 1996. The Company intends to follow a policy of regular quarterly cash dividends, subject to earnings, capital requirements and the operating and financial condition of the Company, among other factors.

Item 6.  Selected Financial Data

         The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                                 Deb Shops, Inc.

                        Consolidated Financial Highlights

                                                                                Year Ended January 31,
                                                     ------------------------------------------------------------------------
(in thousands, except per share and ratio data)       1996            1995             1994            1993            1992
- -----------------------------------------------------------------------------------------------------------------------------
Net sales                                           $176,733        $202,938         $221,070        $229,459        $220,337
Cost of Sales, Including Buying
  and Occupancy Costs                                142,347         162,000          166,569         172,027         163,647
(Loss) Income Before Income Taxes                     (6,224)         (4,619)           7,396          10,352          12,419
Net (Loss) Income                                     (4,224)         (2,719)           5,146           7,252           8,594
Net (Loss) Income as a Percent
  of Net Sales                                         (2.4%)          (1.3%)            2.3%            3.2%            3.9%
Net (Loss) Income Per Common Share                      (.33)           (.21)             .33             .46             .55
Total Assets                                          95,597         106,202          132,932         131,238         127,278
Capital Lease Obligations                              1,986           2,040            2,040           2,040           2,040
Shareholders' Equity                                  80,493          87,383          109,389         107,346         103,187
Book Value per Share at Year End                        6.27            6.80             6.98            6.86            6.58
Cash Dividend per Share of Common
  Stock                                                  .20             .20              .20             .20             .20

Not covered by report of Independent Public Accountants.

Item 7.

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND OPERATIONS

Overview

         Deb Shops, Inc. (the "Company") operates 298 women's specialty apparel retail stores offering moderately priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior sized women. The Company also operates 10 Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

         In October 1995, the Company acquired substantially all of the net assets of the Atlantic Book chain for a purchase price of approximately $4,500,000. Atlantic operates 14 locations, including 11 "Atlantic Book Shops", which are small limited selection book stores, generally open seasonally in New Jersey and Delaware shore resort towns. Atlantic Books also operates three much larger "Atlantic Book Warehouses" which are full-service book stores emphasizing bargain books. The Atlantic Book Warehouse stores are located in Montgomeryville, PA, Cherry Hill, NJ and Dover, DE.

         Results of operations for the Company for the fiscal year ended January 31, 1996 are presented on a consolidated basis and are segmented to provide relevant information concerning the Company's retail apparel store business which is the Company's principal line of business. In the opinion of management, at the present time, the results of operations of the Company's book store business are not material to the Company's consolidated results of operations either (i) when compared to the Company as a whole or (ii) when compared to the Company's apparel store business, and therefore, the Company has not separately reported results of operations of the book store business.

Results of Operations - Consolidated

         Net sales decreased $26,205,000 (12.9%) from fiscal 1995 to 1996 and decreased $18,133,000 (8.2%) from fiscal 1994 to 1995. The decrease in net sales in fiscal 1996 was principally attributable to the decrease in the number of apparel stores, a decrease in comparable store sales of 10.4%, and continued customer resistance to product and pricing. The decrease in net sales in fiscal 1995 was principally attributable to continued customer resistance to product and pricing and a lack of fashion direction in the women's specialty apparel industry. For further information see "Results of Operations - Apparel Business".

         Net loss increased $1,505,000 (55.4%) from fiscal 1995 to 1996 and decreased $7,865,000 (152.8%) from fiscal 1994 to 1995. As a percentage of net sales, the net (loss) income was (2.4%) in fiscal 1996, (1.3%) in fiscal 1995, and 2.3% in fiscal 1994. The decrease in fiscal 1996 was primarily attributable to the decrease in total sales offset by a slight increase in margins. The decrease in fiscal 1995 was primarily attributable to the decrease in total sales, along with decreased margins as a result of increased competitive pressures and continued customer resistance. Sales and margins at these levels are insufficient to cover fixed overhead. The net loss for fiscal 1995 was partially offset (to the extent of $600,000) by refunds of insurance premiums received during the quarter ended April 30, 1994. The decrease in net income in fiscal 1994 was primarily attributable to the continued lack of customer confidence and increased expenses as a percentage of sales. During the years reported, comparable store sales decreased. See "Results of Operations - Apparel Business". The primary reason for the decrease in comparable store sales was customer resistance to product and pricing and a lack of fashion direction in the women's specialty apparel industry. The trend toward lower sales has continued into the first quarter of fiscal 1997. The trend toward lower comparable store sales has continued at a decreasing rate into the first quarter of fiscal 1997.

         Cost of sales, including buying and occupancy costs, decreased $19,653,000 (12.1%) from fiscal 1995 to 1996 and decreased $4,570,000 (2.7%)
from fiscal 1994 to 1995. The decrease in cost of sales, buying and occupancy costs from fiscal 1995 to 1996 and from fiscal 1994 to 1995 was due to the decline in average net sales per apparel store and a decline in the average number of apparel stores in operation. As a percentage of net sales these costs were 80.5% during fiscal 1996, 79.8% during fiscal 1995, and 75.3% during fiscal 1994. Buying and occupancy costs were 21.6%, 19.7% and 18.0% of sales for the fiscal years 1996, 1995 and 1994, respectively. These percentage increases resulted principally from decreased comparable store sales.

         Selling and administrative expenses decreased $3,671,000 (8.7%) from fiscal 1995 to 1996 and $2,255,000 (5.1%) from fiscal 1994 to 1995. The decrease in selling and administrative expenses for both fiscal years was principally due to decreases in the number of stores, decreases in sales, and continuing control over expenses. In addition, the decrease in selling and administrative expenses from fiscal 1994 to 1995 was due to approximately $600,000 of refunds received for health and workers' compensation insurance as a result of favorable experience. As a percentage of net sales, these expenses were 21.9% during fiscal 1996, 20.9% during fiscal 1995 and 20.2% during fiscal 1994.

         The decrease in depreciation and amortization expenses in fiscal 1996 was principally attributed to the write-off of leasehold improvements of closed stores.

Results of Operations - Apparel Business

         Net sales decreased $29,383,000 (14.5%) from fiscal 1995 to 1996 and decreased $18,133,000 (8.2%) from fiscal 1994 to 1995. The decrease in net sales in fiscal 1996 and 1995 was principally attributable to continued customer resistance to product and pricing and a lack of fashion direction in the women's specialty apparel industry. The following table sets forth certain per store information.

                                                                 Per Store Data(1)
                                                               Year Ended January 31,
                                                         ---------------------------------
                                                           1996         1995        1994
- ------------------------------------------------------------------------------------------
Stores open at end of the period ....................       308          341          368
Average number in operation during the period .......       334          357          371
Average net sales per store (in thousands) ..........     $ 520        $ 568        $ 596
Average net income (loss) per store (in thousands)...    ($  13)      ($   8)       $  14
Comparable Stores Sales2 - Percent Change ...........     (10.4%)       (7.9%)       (5.9%)

- --------
1 Includes Tops `N Bottoms stores
2 Comparable store sales includes stores opened for both periods, in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         Since fiscal 1993 the Company has trended toward lower sales and since fiscal 1991 the Company has trended toward lower earnings. Sales have been lower principally due to lower demand as a result of increased customer resistance to product and pricing and a lack of fashion direction in the women's specialty apparel industry. Management has tried and continues to try to adjust the product mix and pricing philosophy in an attempt to stimulate sales. For fiscal 1997 the Company will introduce plus sizes into approximately one-third of the chain. In fiscal 1996 the Company introduced shoes into 200 of its locations in an attempt to generate new business and multiple sales. The addition of shoes added approximately $4,600,000 to sales for fiscal 1996. In August 1993, the Company introduced its private label credit card as a means of attempting to stimulate sales. The credit card also serves as a vehicle for direct mail contact with the customer. In fiscal 1997 the Company will assess the viability of this program.

         Net loss increased $1,653,000 (60.8%) from fiscal 1995 to 1996 and net income decreased $7,865,000 (152.8%) from fiscal 1994 to fiscal 1995. As a percentage of net sales, net (loss) income was (2.5%) in fiscal 1996, (1.3%) in fiscal 1995 and 2.3% in fiscal 1994. The decrease in fiscal 1996 was primarily attributable to the decrease in total sales, as discussed above. The decrease in fiscal 1995 was also the result of decreased margins resulting from increased competitive pressures. During fiscal 1996 margins increased slightly compared to a decrease in margins during fiscal 1995 and a small increase in margins during fiscal 1994. Sales and margins at these levels are insufficient to cover fixed overhead. The net loss for fiscal 1995 was partially offset (to the extent of $600,000) by refunds of insurance premiums received during the quarter ended April 30, 1994. The decrease in fiscal 1994 was primarily attributable to the continued lack of consumer confidence and increased expenses as a percentage of sales. During the periods reported, comparable store sales decreased as noted in the table above. The primary reason for the decreases in comparable store sales was customer resistance to product and pricing and a lack of fashion direction in the women's specialty apparel industry. The trend toward lower sales has continued into the first quarter of fiscal 1997. The trend toward lower comparable store sales has continued at a decreasing rate into the first quarter of fiscal 1997.

         Cost of sales, including buying and occupancy costs, decreased $21,810,000 (13.5%) from fiscal 1995 to 1996, and decreased $4,570,000 (2.7%)
from fiscal 1994 to 1995. The decrease in cost of sales, buying and occupancy costs was principally due to a decline in average net sales per store and a decline in the average number of stores in operation during the periods. As a percentage of net sales, these costs were 80.8% during fiscal 1996, 79.8% during fiscal 1995, and 75.3% during fiscal 1994. For fiscal 1996 the decreased cost of sales percentage resulted from the decreased need to markdown inventory as a result of lower inventory levels. For fiscal 1995, the increased cost of sales percentage resulted principally from higher promotional activity as a result of increased competitive pressures. Buying and occupancy costs were 21.8%, 19.7% and 18.0% of sales for the fiscal years 1996, 1995 and 1994, respectively. These percentage increases resulted principally from decreased sales during the periods.

         The inventory turn over rate was approximately 3.1 times during fiscal year ended January 31, 1996 and 2.5 times during the fiscal year ended January 31, 1995.

         Selling and administrative expenses decreased $4,310,000 (10.2%) from fiscal 1995 to 1996, and $2,255,000 (5.1%) from fiscal 1994 to 1995. The decrease in these expenses for fiscal 1996 and 1994 was mainly due to cost controls. The decrease in selling and administrative expenses from fiscal 1994 to 1995 was due, in part, to approximately $600,000 of refunds received for health and workers' compensation insurance as a result of favorable experience. In addition the decrease in selling and administrative expenses from fiscal 1994 to 1995 was due to a decrease in the number of stores and a decrease in sales. As a percentage of net sales, these expenses were 21.9% during fiscal 1996, 20.9% during fiscal 1995 and 20.2% during fiscal 1994. The percentage increases in fiscal 1994, 1995 and 1996 were the result of sales for the period being insufficient to cover fixed overhead.

         The decrease in depreciation expense in fiscal 1996 is principally attributed to the write-off of leasehold improvements of closed stores.

Liquidity and Capital Resources - Consolidated

         During the past three fiscal years the Company funded internally all of its operating needs, including capital expenditures for the opening of new apparel stores, remodeling of existing apparel stores, the purchase of the book business and its related net assets and the acquisition of treasury stock. Total cash provided by operating activities, for the fiscal years ended January 31, 1996, 1995 and 1994, was $9,897,000, $65,000 and $4,894,000, respectively. For fiscal 1996 and 1995, the net loss was offset by cash provided by operations as a result of non-cash charges for depreciation and amortization and decreased merchandise inventories. For fiscal 1994 cash provided by operating activities was generated by net income and non-cash charges partially offset by an increase in merchandise inventories.

         Net cash used in investing activities was $5,347,000, $1,735,000 and $928,000 for the fiscal years ended January 31, 1996, 1995 and 1994, respectively. In October 1995, the Company acquired substantially all of the net assets of the Atlantic Book chain for a purchase price of approximately $4,468,000, which was funded from the Company's internal funds. During fiscal 1995 and 1994, these funds were principally used in the purchase of property, plant and equipment, net of proceeds from the sale of investments. During fiscal 1995, the Company expended $2.6 million for property and equipment additions to open 8 new stores and remodel existing stores. During fiscal 1994, the Company expended $2.7 million for property and equipment additions to open 11 new stores and remodel existing stores.

         Net cash used in financing activities was $3,592,000, $19,334,000 and $3,175,000 for the fiscal years 1996, 1995 and 1994, respectively. For the fiscal year ended January 31, 1995, these funds were used for the purchase of treasury stock and the payment of dividends on preferred and common stock. On April 4, 1994, the Company purchased the 2,761,800 shares of its common stock owned by Petrie Stores Corporation at a cash price of $6.05 per share, for a total cash outlay of approximately $16,800,000, including transaction costs. That price represented a substantial discount from book value of $6.98 per share. The purchase price was funded entirely from a portion of the Company's short-term investments. For the fiscal years ended January 31, 1996 and 1994, these funds were also used for the payment of dividends on preferred and common stock.

         As of January 31, 1996, the Company had cash and cash equivalents of $51,569,000 compared with $50,610,000 at January 31, 1995 and $71,614,000 at
January 31, 1994. Since fiscal 1993, the Company has trended toward lower sales and since fiscal 1991 the Company has trended toward lower earnings and the trend toward lower sales is continuing into the first quarter of fiscal 1997. The Company plans to open a plus sized operation during the first quarter of fiscal 1997 in approximately one-third of its stores. This will require the hiring of a buying staff, the remodeling of certain locations, and the purchasing of inventory. The Company will need to rebuild inventory levels across its apparel chains after managing those levels down during fiscal 1996. Other than these items there are no known other trends or commitments, events or other uncertainties that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company believes that internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs.

Income Taxes

         The effective income tax (benefit) rate for fiscal 1996, 1995 and 1994 was (32.1%), (41.1%) and 30.4%, respectively. The effective tax rate benefit for fiscal 1996 is lower than the statutory rate primarily as the result of state income tax expense. The effective tax rate for fiscal 1995 is higher than the statutory rate primarily as the result of tax-free interest income. The impact of adopting SFAS No. 109 was not material to the fiscal 1995 or 1996 financial statements.

Inflation

         Inflation has had little impact on the operating results of the Company since inflation rates are relatively low and inventory turns are frequent. Inflation has had no meaningful effect on the other assets of the Company.


Seasonal Nature of Operations

         Approximately 54% and (6%) of the Company's net sales and net (loss) income, respectively, for fiscal 1996 occurred during the last six months as compared to 55% and (4%) in the prior year. The last six months include the Back-to-School and Christmas selling seasons. See "Quarterly Financial Information (Unaudited)", and the preceding discussion on "Results of Operations".

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
of Deb Shops, Inc.:

We have audited the accompanying consolidated balance sheets of Deb Shops, Inc. (a Pennsylvania corporation) and subsidiaries as of January 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deb Shops, Inc. and subsidiaries as of January 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1996 in conformity with generally accepted accounting principles.

                                                     ARTHUR ANDERSEN LLP

Philadelphia, PA
February 28, 1996

                      Consolidated Statements of Operations

                                                                              Year Ended January 31,
                                                         -----------------------------------------------------------------
                                                            1996                    1995                    1994
- --------------------------------------------------------------------------------------------------------------------------
Revenues
  Net sales                                             $176,733,372             $202,937,909            $221,070,492
  Other income, principally
    interest                                               1,684,560                  843,721               1,549,030
                                                        ------------            -------------            ------------
                                                         178,417,932              203,781,630             222,619,522
                                                        ------------            -------------            ------------

Costs and Expenses
  Cost of sales, including buying
    and occupancy costs                                  142,347,035              161,999,660             166,569,448
  Selling and administrative                              38,643,256               42,314,134              44,569,295
  Depreciation and amortization                            3,652,046                4,086,707               4,084,283
                                                        ------------            -------------            ------------
                                                         184,642,337              208,400,501             215,223,026
                                                        ------------            -------------            ------------
(Loss) Income Before Income Taxes                         (6,224,405)              (4,618,871)              7,396,496
Income tax (benefit) provision                            (2,000,000)              (1,900,000)              2,250,000
                                                        ------------            -------------            ------------
Net (Loss) Income                                       ($ 4,224,405)           ($  2,718,871)           $  5,146,496
                                                        =============           =============            ============
Net (Loss) Income Per Common Share                      ($       .33)           ($        .21)           $        .33
                                                        =============           =============            ============
Weighted Average Number of Common
  Shares Outstanding                                      12,845,316               13,268,236              15,594,362
                                                        ============            =============            ============




The notes to consolidated financial statements are an integral part of these financial statements.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                  January 31,
                                                                              ---------------------------------------------
                                                                                          1996                    1995
- ---------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                                                            $51,569,038             $50,610,195
  Merchandise inventories                                                               16,655,946              28,576,374
  Prepaid expenses and other                                                             3,890,710               3,920,716
  Current deferred income taxes                                                            949,128               1,196,129
                                                                                      ------------            ------------
    Total current assets                                                                73,064,822              84,303,414
                                                                                      ------------            ------------
Property, Plant and Equipment - at cost
  Building and improvements                                                              1,982,000               1,982,000
  Leasehold improvements                                                                29,611,550              31,198,281
  Furniture and equipment                                                               16,135,884              16,647,563
                                                                                      ------------            ------------
                                                                                        47,729,434              49,827,844

  Less accumulated depreciation and amortization                                        30,573,512              29,762,281
                                                                                      ------------            ------------
                                                                                        17,155,922              20,065,563
                                                                                      ------------            ------------
Other Assets
  Goodwill, net of accumulated amortization of $71,412                                   3,146,993                      --
  Long term deferred income taxes                                                        1,062,212                 665,211
  Other                                                                                  1,167,514               1,167,514
                                                                                      ------------            ------------
    Total other assets                                                                   5,376,719               1,832,725
                                                                                      ------------            ------------
                                                                                      $ 95,597,463            $106,201,702
                                                                                      ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                                               $ 8,585,210             $11,663,983
  Accrued expenses                                                                       4,532,801               5,114,260
                                                                                      ------------            ------------
    Total current liabilities                                                           13,118,011              16,778,243
                                                                                      ------------            ------------
Capital Lease Obligation                                                                 1,986,267               2,040,408
                                                                                      ------------            ------------
Commitments (Notes E and H)
Shareholders' Equity
  Series A Preferred stock, par value $1.00 a share:
    Authorized - 5,000,000 shares
    Issued and outstanding - 460 shares,
      liquidation value $460,000                                                              460                     460
  Common stock, par value $.01 a share:
    Authorized - 25,000,000 shares
    Issued shares-1996: 15,688,290; 1995: 15,688,290                                       156,883                 156,883
  Additional paid-in capital                                                             5,541,944               5,541,944
  Retained earnings                                                                     92,370,321              99,218,862
                                                                                      ------------            ------------
                                                                                        98,069,608             104,918,149

Less common treasury shares, at cost -
  1996: 2,843,610; 1995: 2,835,345                                                      17,576,423              17,535,098
                                                                                      ------------            ------------
                                                                                        80,493,185              87,383,051
                                                                                      ------------            ------------
                                                                                      $ 95,597,463            $106,201,702
                                                                                      ============            ============

The notes to consolidated financial statements are an integral part of these financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    Preferred Stock                    Common Stock
                                                  -------------------         -------------------------------
                                                  Shares       Amount           Shares             Amount
- -------------------------------------------------------------------------------------------------------------
Balance January 31, 1993                           460         $460           15,688,290          $156,883
                                                  ----         ----           ----------          --------
Exercise of stock options
Balance January 31, 1994                           460          460           15,688,290           156,883
                                                  ----         ----           ----------          --------
Exercise of stock options
Balance January 31, 1995                           460          460           15,688,290           156,883
                                                  ----         ----           ----------          --------
Exercise of stock options
Balance January 31, 1996                          $460         $460           15,688,290          $156,883
                                                  ====         ====           ==========          ========


                                                              Additional
                                                               Paid-In               Retained            Treasury
                                                               Capital               Earnings             Stock
- -------------------------------------------------------------------------------------------------------------------
Balance January 31, 1993                                       $5,781,244          $102,590,839         $ 1,183,373
Net income                                                             --             5,146,496                  --
Dividends on preferred stock ($120 per share)                          --               (55,200)                 --
Dividends on common stock ($.20 per share)                             --            (3,119,613)                 --
Issuance of restricted incentive stock, net                      (114,500)                   --            (185,405)
                                                               ----------          ------------         -----------

Balance January 31, 1994                                        5,666,744           104,562,522             997,968
Net (loss)                                                             --            (2,718,871)                 --
Dividends on preferred stock ($120 per share)                          --               (55,200)                 --
Dividends on common stock ($.20 per share)                             --            (2,569,589)                 --
Issuance of restricted incentive stock, net                      (124,800)                   --            (171,760)
Purchase of 2,761,800 shares of common stock                           --                    --          16,708,890
                                                               ----------          ------------         -----------

Balance January 31, 1995                                        5,541,944            99,218,862          17,535,098
Net (loss)                                                             --            (4,224,405)                 --
Dividends on preferred stock ($120 per share)                          --               (55,200)                 --
Dividends on common stock ($.20 per share)                             --            (2,568,936)                 --
Acquisition of treasury stock                                          --                    --              41,325
                                                               ----------           -----------         -----------

Balance January 31, 1996                                       $5,541,944          $ 92,370,321         $17,576,423
                                                               ==========          ============         ===========

The notes to consolidated financial statements are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year Ended January 31,
                                                             --------------------------------------------------
                                                                 1996              1995               1994
- ---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (loss) income                                         ($ 4,224,405)      ($ 2,718,871)      $  5,146,496
  Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
     Depreciation and amortization                             3,652,046          4,086,707          4,084,283
     Issuance of restricted incentive stock, net                 (41,325)            46,960             70,905
     Gain on disposition of investments                             --              (17,202)              --
     Deferred income tax benefit (provision)                    (150,000)           297,789            (74,218)
     Loss on retirement of property, plant
       and equipment                                             947,608            835,394            678,908
     Change in assets and liabilities:
     Decrease (increase) in merchandise inventories           14,337,455          4,196,711         (5,138,950)
     Decrease (increase) in prepaid expenses and other           162,696         (1,938,103)           475,778
     (Decrease) increase in trade accounts payable            (4,108,742)        (1,884,985)         1,056,393
     (Decrease) in accrued expenses                             (678,192)            (4,954)          (883,929)
     (Decrease) in income taxes                                     --           (2,834,878)          (521,225)
                                                            ------------       ------------       ------------
     Net cash provided by operating activities                 9,897,141             64,568          4,894,441
                                                            ------------       ------------       ------------

Cash flows from investing activities:
  Purchase of business and related net assets,
    net of cash acquired (Note C)                             (4,468,016)              --                 --
  Purchase of property, plant and equipment,net                 (878,590)        (2,609,769)        (2,669,050)
  Proceeds from sale of investments                                 --              874,874          1,741,500
                                                            ------------       ------------       ------------
    Net cash used in investing activities                     (5,346,606)        (1,734,895)          (927,550)
                                                            ------------       ------------       ------------

Cash flows from financing activities:
  Preferred stock cash dividends paid                            (55,200)           (55,200)           (55,200)
  Common stock cash dividends paid                            (2,568,936)        (2,569,589)        (3,119,613)
  Repurchase of treasury stock                                      --          (16,708,890)              --
  Repayment of notes payable                                    (913,415)              --                 --
  Principal payment under capital lease
    obligation                                                   (54,141)              --                 --
                                                            ------------       ------------       ------------
    Net cash used in financing activities                     (3,591,692)       (19,333,679)        (3,174,813)
                                                            ------------       ------------       ------------

Increase (decrease) in cash and cash
   equivalents                                                   958,843        (21,004,006)           792,078
 Cash and cash equivalents at beginning of
   year                                                       50,610,195         71,614,201         70,822,123
                                                            ------------       ------------       ------------
 Cash and cash equivalents at end of year                   $ 51,569,038       $ 50,610,195       $ 71,614,201
                                                            ============       ============       ============

Supplemental disclosures of cash flow information:
 Cash paid (refunded) during
  the year for:
    Interest on capital lease obligation                    $    420,000       $    444,000       $    464,000
    Income taxes, net                                       ($ 1,441,444)      $  2,602,263       $  2,707,059

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

Background: The Company retails moderately priced fashion apparel for junior sized females and males through 308 stores. The Company's stores are located in regional malls and strip centers principally located in the east and mid-western regions of the country. The Company also operates a chain of 14 book stores located principally in Pennsylvania, New Jersey and Delaware.

Management Estimates: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories: Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market, as determined by the retail inventory method.

Accounting for Long-Lived Assets: In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, (SFAS No. 121), which established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company is required to adopt SFAS No. 121 effective February 1, 1996. The adoption of SFAS No. 121 is not expected to have a material effect on the Company's financial condition or results of operations.

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

Cost in Excess of Net Assets Acquired (Goodwill): The Company amortizes costs in excess of fair market value of net assets of businesses acquired using the straight-line method over a period of fifteen years. Accumulated amortization was $71,412 at January 31, 1996. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable.

Net (Loss) Income Per Common Share: Net (loss) income per common share and all per share amounts are based upon the weighted average common shares outstanding during each year including the dilutive effect of stock options and restricted incentive stock.

Statements of Cash Flows: The Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents. Included in cash and cash equivalents at January 31, 1996 is $50,170,000 of investments in money markets, mutual funds and municipal bonds. They are carried at cost which approximates market.

- - B -INVESTMENTS

         At January 31, 1994, the Company had investments in mutual funds of $857,672. During the year ended January 31, 1995, all investments were sold.

- - C -ACQUISITION OF BUSINESS

         In October 1995, the Company acquired substantially all of the assets and liabilities of the companies doing business as Atlantic Books for $4,468,016 in cash. The purchase price was allocated to the fair market value of the assets with $3,213,405 allocated to goodwill. The acquisition was accounted for under the purchase method of accounting. The following table displays the assets acquired and liabilities assumed as a result of this acquisition:

         Merchandise inventories                        $2,417,027
         Prepaid expenses and other                        137,690
         Property, plant and equipment                     740,011
         Goodwill                                        3,213,405
         Trade accounts payable                         (1,029,969)
         Accrued expenses                                  (96,733)
         Notes payable                                    (913,415)
                                                        -----------
                                                        $4,468,016
                                                        ==========

- - D -INCOME TAXES

         Income tax provision (benefit) consists of the following components:

                                         Year Ended January 31,
                                  -----------------------------------
                                      1996        1995        1994
- ---------------------------------------------------------------------
Current:
  Federal........................($2,150,000) ($1,850,000) $2,075,000
  State..........................    300,000      250,000     250,000
                                 -----------  -----------  ----------
                                  (1,850,000) ( 1,600,000)  2,325,000
                                 -----------  -----------  ----------
Deferred:
  Federal........................   (100,000)    (250,000)    (25,000)
  State..........................    (50,000)     (50,000)    (50,000)
                                 -----------  -----------  ----------
                                    (150,000)    (300,000)    (75,000)
                                 -----------  -----------  ----------
                                 ($2,000,000) ($1,900,000) $2,250,000
                                 ===========  ===========  ==========

         The tax benefits generated during fiscal years 1996 and 1995 will be realized by carrying back the loss to income generated during previous years. The refunds are included in prepaid expenses.

         A reconciliation of the Company's effective income tax with the statutory federal rate follows:

                                            Year Ended January 31,
                                  ---------------------------------------
                                      1996          1995         1994
- -------------------------------------------------------------------------

Tax (benefit) at statutory rate.. ($2,116,000)  ($1,570,000)   $2,515,000
Tax-free income..................     (22,000)     (441,000)     (563,000)
State income taxes,
  net of federal tax.............     165,000       132,000       132,000
Other............................     (27,000)      (21,000)      166,000
                                   ----------- -------------   ----------
                                  ($2,000,000)  ($1,900,000)   $2,250,000
                                   ===========   ===========   ==========

         The deferred tax effect of temporary differences giving rise to the Company's deferred tax assets are:

                .                                   January 31,
                                            ------------------------
                                                1996         1995
- --------------------------------------------------------------------
Deferred Tax Asset

         Uniform cost capitalization        $  272,000    $  443,000
         Capital lease obligation              412,000       423,000
         Deferred rent                         323,000       323,000
         Depreciation                          650,000       210,000
         Accrued expenses                      592,000       726,000
                                            ----------   -----------
                                            $2,249,000    $2,125,000
Deferred Tax Liabilities
         Prepaid Expenses                     (238,000)     (264,000)
                                            -----------   -----------
                                            $2,011,000    $1,861,000
                                            ===========   ===========

- - E -LEASES

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

         Under the terms of the warehouse and office building lease, the Company is required to pay annual rentals as reflected under "Capital Lease" in the lease table below. The lease term is 20 years and requires the Company to pay all real estate taxes, utilities and maintenance costs. The warehouse and office building lease has a net book value of $694,000 at January 31, 1996 and is accounted for as a capital lease. Resulting asset amounts are included in buildings and improvements and are depreciated over twenty years.

         Interest expense related to the capital lease obligation amounted to $420,000, $444,000 and $464,000 for the years ended January 31, 1996, 1995 and
1994, respectively, and is included in selling and administrative expense.

         Future minimum rental commitments for all noncancellable leases at January 31, 1996 are as follows:

                                            Capital        Operating
                                             Lease           Leases
- ----------------------------------------------------------------------
1997....................................  $  550,000      $ 15,835,000
1998....................................     550,000        14,759,000
1999....................................     550,000        13,338,000
2000....................................     550,000        10,896,000
2001....................................     550,000         9,181,000
Thereafter..............................     780,000        32,886,000
                                          ----------      ------------

Total minimum rental commitments........   3,530,000      $ 96,895,000
                                                          ============

Imputed interest........................  (1,543,733)
                                          ----------
Present value of net minimum
  lease payments........................  $1,986,267
                                          ==========

         Total rental expense under operating leases amounted to $19,042,814, $20,003,352 and $20,290,486 in fiscal 1996, 1995 and 1994, respectively. Such amounts include contingent rentals based upon a percentage of sales of $789,686, $730,171, and $861,177 in fiscal 1996, 1995 and 1994, respectively.

- - F -STOCK OPTION PLAN

         In January, 1983, the Company adopted an Incentive Stock Option Plan. This plan expired in January 1993. At its expiration there were 50,460 options outstanding, all of which expired during fiscal 1994. Effective October 1995, the Company adopted a new Incentive Stock Option Plan (the Plan), subject to approval by the shareholders at the annual meeting to be held on May 22, 1996. The Plan is administered by a Stock Option Committee designated by the Board of Directors. Under the Plan, a maximum of 2,000,000 shares of the Company's common stock, par value $.01 per share, may be issued by the Company and sold to selected key employees on the basis of contribution to the operations of the Company. The price payable for the shares of Common Stock under each stock option will be fixed by the Committee at the time of grant, but will be no less than 100% of the fair market value of the Company's common stock at the time the stock option is granted. Options are exercisable commencing one year after the date of grant, subject to such vesting requirements as the Committee may specify. The granted options expire through January, 2001. During fiscal 1996, the Company issued 355,000 options to purchase common stock at prices ranging from $3.25 to $3.50 per share which were the fair market values on the dates of grant, as summarized below:

Outstanding, beginning of year....................................         --
         Granted during period (at $3.25 and $3.50 per share).....    355,000
         Canceled during period...................................         --
         Exercised during period..................................         --
                                                                     --------
Outstanding, end of year
           (at $3.25 and $3.50 per share).........................    355,000
                                                                     ========

         At January 31, 1996, there were 1,645,000 shares reserved for future grant.

- - G -RESTRICTED STOCK INCENTIVE PLAN

         Effective June 1, 1990, the Company adopted a Restricted Stock Incentive Plan ("RSIP") administered by the Company's Stock Option Committee. Under the RSIP a maximum 300,000 shares of the Company's Common Stock may be awarded as bonuses to key employees. No more than 100,000 shares may be issued under this plan during any calendar year. Upon grant, the shares shall be registered in the name of the recipient who shall have the right to vote the shares and receive cash dividends, but the right to receive the certificates and retain the shares does not vest until the grantee has remained in the employ of the Company for a period determined by the Stock Option Committee. At the time of the vesting, a portion of the shares may be withheld to cover withholding taxes due on the compensation income resulting from the grant. During fiscal 1996, 1995 and 1994, 8,265, 8,320 and 6,860 shares, respectively, of treasury stock were withheld to cover withholding taxes. These have been included in the acquisition of treasury stock and the issuance of restricted incentive stock, net on the consolidated statements of shareholders' equity.

         In fiscal 1996 no shares were granted under the RSIP plan. During fiscal 1995 and 1994, 20,000 shares were granted in each of the years under the RSIP. Compensation expense in the years ended January 31, 1995 and 1994 was $100,000 and $125,000, respectively. At January 31, 1996 there were 206,000 shares reserved for future grant.

- - H -COMMITMENTS

         The Company has an unsecured line of credit aggregating $20,000,000 at January 31, 1996. Of this amount, $5,020,000 was outstanding as letters of credit for the purchase of inventory.

         The Company entered into a five year agreement with a bank during fiscal 1994 for the use of a private label credit card bearing the Company's name. The Company pays a fee based on a percent of sales. Upon termination and under certain circumstances, the Company may be liable for excess losses incurred, as defined, on collection of the then outstanding receivables.

                         Quarterly Financial Information
                                   (Unaudited)

Amounts in Thousands                           First             Second           Third             Fourth
Except Per Share Data                         Quarter            Quarter          Quarter           Quarter
- ---------------------------------------------------------------------------------------------------------------
Net sales
  1996                                        $39,101            $42,317          $41,672           $53,643
  1995                                        $43,316            $47,294          $49,170           $63,158
Cost of sales, including
  buying and occupancy costs
  1996                                        $32,770            $34,612          $35,536           $39,429
  1995                                        $35,100            $36,807          $40,572           $49,521
Net (loss) income
  1996                                       ($ 2,299)          ($ 1,652)        ($ 2,793)          $ 2,520
  1995                                       ($ 1,605)          ($ 1,002)        ($ 2,313)          $ 2,201
Net (loss) income per share
  1996                                       ($   .18)          ($   .13)        ($   .22)          $   .20
  1995                                       ($   .11)          ($   .08)        ($   .18)          $   .17
Cash dividends per share
  1996                                        $   .05            $   .05          $   .05           $   .05
  1995                                        $   .05            $   .05          $   .05           $   .05

Item 9.  Disagreements on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

(a)      Directors of the Registrant

         The required information with respect to each director is contained in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 22, 1996, which is incorporated in this Form 10-K Annual Report by reference.

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


Item 11.  Executive Compensation

         The required information with respect to executive compensation is contained in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 22, 1996, which is incorporated in this Form 10-K Annual Report by reference.


Item 12.  Security Ownership of Certain Beneficial Owners & Management

         The required information with respect to security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 22, 1996, which is incorporated in this Form 10-K Annual Report by reference.

Item 13.  Certain Relationships and Related Transactions

         The required information with respect to certain relationships and related transactions is contained in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 22, 1996, which is incorporated in this Form 10-K Annual Report by reference.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K


Financial Statements and Financial Statement Schedules

                                                                Page(s)
                                                                -------
                           Document


         Report of independent public accountants......          17

         Consolidated statements of operations for
         the years ended January 31, 1996, January 31,
         1995 and January 31, 1994.....................          18

         Consolidated balance sheets as of January 31,
         1996 and January 31, 1995.....................          19

         Consolidated statements of shareholders'
         equity for the years ended January 31, 1996,
         January 31, 1995 and January 31, 1994.........          20

         Consolidated statements of cash flows for the
         years ended January 31, 1996, January 31, 1995
         and January 31, 1994..........................          21

         Notes to consolidated financial statements....          22-27

         Selected quarterly financial data for
         the years ended January 31, 1996 and
         January 31, 1995..............................          28


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

         Exhibits identified with an asterisk below comprise executive compensation plans and arrangements.

Exhibit No.          Description of Document
- -----------          -----------------------
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

   4-1.3           * Amendment No. III to Deb Shops, Inc. Restated
                     Savings and Protection Plan (1992 Form 10-K,
                     Exhibit 4-1.3)

   4-1.4           * Amendment No. IV to Deb Shops, Inc. Restated
                     Savings and Protection Plan (1992 Form 10-K,
                     Exhibit 4-1.4)

   4-1.5           * Amendment No. V to Deb Shops, Inc. Restated
                     Savings and Protection Plan (1994 10-K Exhibit 4-1.5)

   4-1.6           * Amendment No. VI to Deb Shops, Inc. Restated
                     Savings and Protection Plan (1994 Form 10-K, Exhibit
                     4-1.6)

   4-1.7           * Amendment No. VII to Deb Shops, Inc. Restated
                     Savings and Protection Plan.

   4-2             * Employee Savings and Protection Trust Agreement
                     (Registration No. 2-99124, Exhibit 4-5)

Exhibit No.          Description of Document
- -----------          -----------------------
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

Exhibit No.          Description of Document
- -----------          -----------------------

   10-17           * Restricted Stock Incentive Plan as amended (1995
                     Form 10-K, Exhibit 10-17)

   10-18 Stock Purchase Agreement dated April 4, 1994 between the Company and Petrie Stores Corporation (1994 Form 10-K
                     Exhibit 10-18)

   10-19           * Deb Shops, Inc. Premium Conversion Plan

   10-19.1         * Amendment No. I to Deb Shops, Inc. Premium Conversion
                     Plan

   10-20           * Deb Shops, Inc. 1995 Incentive Stock Option Plan

   10-21           * Employment Agreement dated December 1, 1995 between
                     the Company and Allan Laufgraben

   10-22           * Agreement dated January 31, 1996 between the Company
                     and Barry Vesotsky

   11                Computation of Primary Earnings Per Share

   22                Subsidiaries of the Company

   24-1              Consent of Arthur Andersen LLP

   27                Financial Data Schedule

Reports on Form 8-K

         There were no reports on Form 8-K for the quarter ended January 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City and County of Philadelphia, Commonwealth of Pennsylvania, on April 26, 1996.

                                                 DEB SHOPS, INC.
                                                  (Registrant)


                                    By:  /s/ Marvin Rounick
                                         -----------------------------------
                                         Marvin Rounick, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


/s/ Marvin Rounick                                             April 26, 1996
- -----------------------------------------
Marvin Rounick, President,
  Chief Executive Officer and Director
  (Principal Executive Officer)


/s/ Warren Weiner                                              April 26, 1996
- -----------------------------------------
Warren Weiner, Executive Vice President,
  Secretary, Treasurer and Director


/s/ Jack Rounick                                               April 26, 1996
- -----------------------------------------
Jack A. Rounick, Assistant Secretary
  and Director


/s/ Paul Bachow                                                April 26, 1996
- -----------------------------------------
Paul S. Bachow, Director


/s/ Barry Feinberg                                             April 26, 1996
- -----------------------------------------
Barry H. Feinberg, Director


/s/ Barry Frank, Esq                                           April 26, 1996
- -----------------------------------------
Barry H. Frank, Esq., Director


/s/ Lewis Lyons                                                April 26, 1996
- -----------------------------------------
Lewis Lyons, Vice President, Finance,
  Chief Financial Officer


/s/ Marvin Waxman                                              April 26, 1996
- -----------------------------------------
Marvin Waxman, Controller