Form 10-Q
period 1996-04-30
DEB SHOPS INC
filed 1996-06-14
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                April 30, 1996
                              ----------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________________

Commission File Number                        0-12188
                              ---------------------------------------------

                                 DEB SHOPS, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                       23-1913593
- - --------------------------------------------------------------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

9401 Blue Grass Road, Philadelphia, Pennsylvania                  19114
- - --------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)

                                 (215) 676-6000
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- - --------------------------------------------------------------------------------
 (Former name and address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes ___X___    No ________

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.01                             12,844,680
- - ----------------------------                -----------------------------------
         (Class)                              (Outstanding at April 30, 1996)

                        DEB SHOPS, INC. AND SUBSIDIARIES







                                    I N D E X
                                    ---------









                                                                          Page
                                                                          ----
PART I.     Financial Information:

            Consolidated Balance Sheets -                                   1
            April 30, 1996 and January 31, 1996

            Consolidated Statements of Operations                           2
            Three Months Ended April 30, 1996 and April 30, 1995

            Consolidated Statements of Cash Flows -                         3
            Three Months Ended April 30, 1996 and April 30, 1995

            Notes to Consolidated Financial Statements -                    4
            April 30, 1996

            Management's Discussion and Analysis of Results of
            Operations and Financial Condition - April 30, 1996            5-9



PART II.    Other Information                                               9

                         DEB SHOPS, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                               APRIL 30,                            JANUARY 31,
                                                                  1996                                 1996
 ---------------------------------------------------------------------------------------------------------------------
 ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                                  $ 49,018,897                          $ 51,569,038
   Merchandise inventories                                      26,252,561                            16,655,946
   Income taxes receivable                                       2,471,828                             2,171,828
   Prepaid expenses and other                                    2,586,058                             1,718,882
   Current deferred income taxes                                   949,128                               949,128
                                                              ------------                          ------------
     Total Current Assets                                       81,278,472                            73,064,822
                                                              ------------                          ------------

 PROPERTY, PLANT AND EQUIPMENT, at cost
   Building and improvements                                     1,982,000                             1,982,000
   Leasehold improvements                                       29,677,601                            29,611,550
   Furniture and equipment                                      16,063,996                            16,135,884
                                                              ------------                          ------------
                                                                47,723,597                            47,729,434
   Less accumulated depreciation
     and amortization                                           31,286,587                            30,573,512
                                                              ------------                          ------------
                                                                16,437,010                            17,155,922
                                                              ------------                          ------------

 OTHER ASSETS
   Goodwill, net of accumulated amortization
     of $124,971 and $71,412, respectively                       3,093,434                             3,146,993
   Long term deferred income taxes                               1,062,212                             1,062,212
   Other                                                         1,167,514                             1,167,514
                                                              ------------                          ------------
     Total Other Assets                                          5,323,160                             5,376,719
                                                              ------------                          ------------
                                                             $ 103,038,642                          $ 95,597,463
                                                             =============                          ============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
   Trade accounts payable                                     $ 18,094,869                          $  8,585,210
   Accrued expenses                                              5,099,245                             4,532,801
                                                              ------------                          ------------
     Total Current Liabilities                                  23,194,114                            13,118,011
                                                              ------------                          ------------
 Capital Lease Obligation                                        1,946,397                             1,986,267
                                                              ------------                          ------------

 COMMITMENTS

 SHAREHOLDERS' EQUITY
   Series A Preferred Stock, par value $1.00
    a share:
    Authorized - 5,000,000 shares
    Issued and outstanding - 460 shares,
       liquidation value $460,000                                      460                                   460
   Common Stock, par value $.01 a share:
     Authorized - 25,000,000 shares
     Issued Shares - April 30, 1996: 15,688,290;
       January 31, 1996: 15,688,290                                156,883                               156,883
   Additional paid in capital                                    5,541,944                             5,541,944
   Retained earnings                                            89,775,267                            92,370,321
                                                              ------------                          ------------
                                                                95,474,554                            98,069,608

   Less common treasury shares, at cost -
     April 30, 1996: 2,843,610;
     January 31, 1996: 2,843,610                                17,576,423                            17,576,423
                                                              ------------                          ------------
                                                                77,898,131                            80,493,185
                                                              ------------                          ------------
                                                              $103,038,642                          $ 95,597,463
                                                              ============                          ============

                 The notes to consolidated financial statements
              are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)





                                             Three Months Ended April 30,
                                        -----------------------------------

                                                1996                 1995
                                                ----                 ----


Revenues
  Net Sales                                $ 38,039,001          $39,101,458
  Other Income, principally
  interest                                      615,522              588,866
                                          -------------         ------------
                                             38,654,523           39,690,324
                                          -------------         ------------


Costs and Expenses
  Cost of Sales, including
    buying and occupancy costs               31,472,800           32,770,495
  Selling and administrative                  9,244,138            9,396,352
  Depreciation and
    amortization                                811,605              981,804
                                          -------------         ------------
                                             41,528,543           43,148,651
                                          -------------         ------------


(Loss) Before Income Taxes                (   2,874,020)        (  3,458,327)

Income Taxes (Benefit)                    (     935,000)        (  1,159,000)
                                          --------------        -------------

Net (Loss)                                ($  1,939,020)        ($ 2,299,327)
                                          ==============        =============

Net (Loss) Per Common Share               ($       0.15)        ($      0.18)
                                          ==============        =============


Cash Dividend Declared
  Per Common Share                         $       0.05          $      0.05
                                          ==============         ============

Weighted Average Number of
  Common Shares Outstanding                  12,844,680           12,846,746
                                          ==============         ============





         The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                                                                  Three Months Ended April 30,
                                                                                         ------------------------------------------
                                                                                                  1996                    1995
                                                                                                  ----                    ----
   Cash flows used in operating activities:
     Net (Loss)                                                                          ($ 1,939,020)           ($ 2,299,327)
     Adjustments to reconcile net (loss) to net
       cash used in operating activities:
         Depreciation and amortization                                                        865,164                 981,804
         Issuance of restricted incentive stock, net                                                             (     41,325)
         Loss on retirement of property, plant and equipment                                   61,836                 137,938
         Change in assets and liabilities:
           (Increase) decrease in merchandise inventories                                (  9,596,615)              3,781,568
           (Increase) in income taxes receivable                                         (    300,000)           (  2,171,828)
           (Increase) decrease in prepaid expenses and other                             (    867,176)           (    634,575)
            Increase (decrease) in trade accounts payable                                   9,509,659            (  2,851,485)
            Increase (decrease) in accrued expenses                                           566,444            (    282,279)
                                                                                         -------------           -------------

   Net cash used in operating activities                                                 (  1,699,708)           (  2,110,359)
                                                                                         -------------           -------------

   Cash flows used in investing activities:
         Purchase of property, plant and equipment, net                                  (    154,529)           (    625,795)
                                                                                         -------------           -------------
           Net cash used in investing activities                                         (    154,529)           (    625,795)
                                                                                         -------------           -------------

   Cash flows (used in) financing activities:
         Preferred stock cash dividends paid                                             (     13,800)           (     13,800)
         Common Stock cash dividends paid                                                (    642,234)           (    642,234)
         Principal payment under capital lease obligations                               (     39,870)                  ---
                                                                                         -------------           ----------
           Net cash used in financing activities                                         (    695,904)           (    656,034)
                                                                                         -------------           -------------

   (Decrease) in cash and cash equivalents                                               (  2,550,141)           (  3,392,188)
   Cash and cash equivalents at beginning of period                                        51,569,038              50,610,195
                                                                                         -------------           ------------
   Cash and cash equivalents at end of period                                             $49,018,897             $47,218,007
                                                                                         =============           ============

   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest on capital lease obligation                                               $    97,600             $   105,000
       Income taxes, net                                                                       19,747                  23,082


  The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996. The Balance Sheet at January 31, 1996 has been derived from the audited financial statements at that date.

NOTE B - INCOME TAXES

         The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred income taxes result principally from differences in the time of recognition of overhead in inventory, deductibility of certain liabilities and depreciation expense. The tax benefit for the three months ended April 30, 1996, is included in prepaid expenses and other on the accompanying consolidated balance sheet.

NOTE C - STOCK OPTION PLAN

         Effective October 1995, the Company adopted a new Incentive Stock Option Plan (the Plan), which was approved by the shareholders at the annual meeting held on May 22, 1996. The Plan is administered by a Stock Option Committee (the Committee) designated by the Board of Directors. Under the plan, a maximum of 2,000,000 shares of the Company's Common Stock, par value $.01 per share, may be issued by the Company and sold to selected key employees on the basis of contribution to the operations of the Company. The price payable for the shares of Common Stock under each stock option will be fixed by the Committee at the time of grant, but will be no less than 100% of the fair market value of the Company's Common Stock at the time the stock option is granted. Options are exercisable commencing one year after date of grant, subject to such vesting requirements as the Committee may specify.

  Outstanding, beginning of year.....................................   355,000
           Granted during period (at $3.25 per share)................    35,000
           Canceled during period....................................      ----
           Exercised during period...................................      ----
                                                                       --------
  Outstanding, end of year
           (at $3.25 and $3.50 per share)............................   390,000
                                                                       ========

  The granted options expire through January, 2001.
  At April 30, 1996, there were 1,610,000 shares reserved for future grant.

                        DEB SHOPS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                                 APRIL 30, 1996



         Deb Shops, Inc. (the "Company") operates 291 women's specialty apparel retail stores offering moderately priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes. 272 stores offer junior sizes, of which 72 also offer plus sizes and 18 of which also offer Tops `N Bottoms merchandise. 19 stores offer plus sizes. The Company also operates 10 Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

         In October, 1995, the Company acquired substantially all of the net assets of the Atlantic Book chain for a purchase price of approximately $4,500,000. Atlantic operates 13 locations, including 10 "Atlantic Book Shops", which are small limited selection book stores, generally open seasonally in New Jersey and Delaware shore resort towns. Atlantic Books also operates three much larger "Atlantic Book Warehouses" which are full-service book stores emphasizing bargain books. The Atlantic Book Warehouse stores are located in Montgomeryville, PA, Cherry Hill, NJ and Dover, DE.

         Results of operations for the Company for the first quarter ended April 30, 1996, are presented on a consolidated basis and are segmented to provide relevant information concerning the Company's retail apparel store business which is the Company's principal line of business. In the opinion of management, at the present time, the results of operations of the Company's book store business are not material to the Company's consolidated results of operations either (i) when compared to the Company as a whole or (ii) when compared to the Company's apparel store business, and, therefore, the Company has not separately reported results of operations of the book store business.


Results of Operations - Consolidated

         Net sales for the three months ended April 30, 1996 decreased ($1,062,457) (2.7%) as compared to the comparable three month period of 1995. The decrease in net sales was principally attributable to the decrease in the number of apparel stores. For further information see Results of Operations - Apparel Business.

         The Company had a net loss of ($1,939,020) for the three months ended April 30, 1996, as compared to a net loss of ($2,299,327) for the three months ended April 30, 1995. The loss was primarily attributable to the decrease in the number of apparel stores from 336 at April 30, 1995 to 301 stores at April 30, 1996. The net loss for the three months ended April 30, 1996 includes a $280,000 charge for the eventual termination of our private label credit card program. Sales and margins at these levels are insufficient to cover fixed overhead. Comparable store sales, for the apparel stores, decreased by (.04%) for the three months ended April 30, 1996, as compared to a decrease of (5.92%) for the three months ended April 30, 1995 primarily due to customer resistance to product and pricing in the women's specialty apparel industry. Net loss as a percentage of sales was (5.1%) for the three months ended April 30, 1996, as compared to a net loss of (5.9%) for the three months ended April 30, 1995.

         Cost of sales, including buying and occupancy costs decreased ($1,297,695) (4.0%) as compared to the comparable three month period of 1995. The decrease in cost of sales, buying and occupancy costs was principally due to a decline in the average number of apparel stores in operation during the period. As a percentage of net sales, these costs were 82.7% for the three month period ended April 30, 1996 as compared to 83.8% for the three month period ended April 30, 1995. Buying and occupancy costs for the three months ended April 30, 1996 were 23.6% of sales, and for the comparable period in 1995 was 24.7% of sales. This decrease was caused by the higher level of occupancy costs associated with stores that had been closed during this past year.

         Selling and administrative expenses for the three months ended April 30, 1996 decreased ($152,000) (1.6%) over the comparable period in 1995. The decrease in selling and administrative expenses was principally due to a decrease in the number of stores, and continuing control over expenses. As a percentage of net sales, these expenses were 24.3% for the three month period ended April 30, 1996 as compared to 24.0% for the three month period ended April 30, 1995.

         The decrease in depreciation and amortization expenses, ($170,200) for the three month period ended April 30, 1996 over the comparable periods of 1995 was principally attributed to the write-off of leasehold improvements of closed stores, net of the remodeling of certain of the Company's stores.

Results of Operations - Apparel Business

         Net sales for the three month period ended April 30, 1996 decreased ($2,773,718)(7.1%) over the comparable three month period of 1995. The decrease in net sales was principally attributable to the decrease in the number of stores and continued customer resistance to product and pricing.


                                                                                      Per Store Data(1)
                                                                                Three Months Ended April 30
- - -------------------------------------------------------------------------------------------------------------------
                                                                                       1996              1995
                                                                                       ----              ----

Stores open at end of period                                                            301                336
Average number of stores in operation during the period                                 302                338
Average net sales per store (in thousands)                                            $ 120               $116
Average net (loss) per store (in thousands)                                          ($   7)             ($  7)
Comparable store sales(2) - Percent Change                                           ( 0.04%)            (5.92%)









1 Includes Tops `N Bottoms
2.Comparable store sales includes stores opened for both periods in the current or similar format and location. A store is added to the comparable store base in its 13th month of operation.

         On an annual basis the Company has trended toward lower sales since fiscal 1993 and toward lower earnings since fiscal 1991. Sales have been lower principally due to lower demand as a result of increased customer resistance to product and pricing. Management has tried and continues to try to adjust the product mix and pricing philosophy in an attempt to stimulate sales. In March, 1995, the Company introduced shoes into 200 of its locations in an attempt to generate new business and multiple sales. At the end of the first quarter of 1996 the Company opened its "plus size" division. Plus sizes were introduced into 91 existing stores by mid-May, 1996. The goal of this operation is to offer a larger assortment of merchandise to an expanded customer base to help increase sales per store.

         The decrease in net sales resulted in a net loss of ($2,047,660) for the three months ended April 30, 1996, as compared to a net loss of ($2,299,327) for the three months ended April 30, 1995. The loss was primarily attributable to the decrease in net sales, resulting from a decrease in the number of apparel stores from 336 at April 30, 1995 to 301 stores at April 30, 1996. The net loss for the three months ended April 30, 1996 includes a $280,000 charge for the eventual termination of our private label credit card program. Sales and margins at these levels are insufficient to cover fixed overhead. Comparable store sales decreased by (.04%) for the three months ended April 30, 1996, as compared to a decrease of (5.92%) for the three months ended April 30, 1995 primarily due to customer resistance to product and pricing in the women's specialty apparel industry. Net loss as a percentage of sales was (5.6%) for the three months ended April 30, 1996, as compared to a net loss of (5.9%) for the three months ended April 30, 1995.

         Cost of sales, including buying and occupancy costs decreased ($2,412,912) (7.4%) over the comparable three month period of 1995. The decrease in cost of sales, buying and occupancy costs was principally due to a decline in the average number of stores in operation during the period. As a percentage of net sales, these costs were 83.6% and 83.8%, respectively, for the three month periods ended April 30, 1996 and April 30, 1995. Buying and occupancy costs for the three months ended April 30, 1996 were 24.1% of sales and for the comparable period in 1995 was 24.7% of sales.

         The inventory turn-over rate was approximately 1.1 times during the three months ended April 30, 1996 as compared to 0.9 times during the three months ended April 30, 1995.

         Selling and administrative expenses for the three months ended April 30, 1996 decreased ($565,128) (6.0%) over the comparable period in 1995. The decrease in selling and administrative expenses was principally due to a decrease in the number of stores, and a continuing control over expenses. As a percentage of net sales, these expenses were 24.3% and 24.0% for the three month period ended April 30, 1996 and April 30, 1995.

         The decrease in depreciation and amortization expenses, ($192,261) for the three month period ended April 30, 1996 over the comparable period of 1995 was principally attributed to the write-off of leasehold improvements of closed stores, net of the remodeling of the Company's stores.

LIQUIDITY AND CAPITAL RESOURCES



         During the three months ended April 30, 1996 and 1995, the Company funded internally all of its operating needs, including capital expenditures for the opening of new stores in 1995 and remodeling of existing stores in 1996 and 1995. For the three months ended April 30, 1996, the Company used net cash of $1,699,708 in operating activities as a result, principally, of the net loss for the period, increased prepaid expenses and merchandise inventories, partially offset by an increase in trade accounts payable, and an increase in depreciation and amortization. The increase in merchandise inventories for the three months ended April 30, 1996 was higher than for the comparable three months ended April 30, 1995 principally due to the rebuilding of total inventory per store and the introduction of plus sizes. For the three months ended April 30, 1995, the Company used net cash of $2,110,359 in operating activities as a result, principally, of the net loss for the period, increased prepaid expenses, decreased trade accounts payable net of decreased merchandise inventories. The company realized a loss for the fiscal year ended January 31, 1996 and the three months ended April 30, 1996. A tax benefit and corresponding receivable were recorded for each period based on the amounts recoverable.

         Net cash used in investing activities was $154,529 and $625,795 for the three months ended April 30, 1996 and 1995, respectively. In October, 1995, the Company acquired substantially all of the net assets of the Atlantic Books chain for a purchase price of $4,468,016, which purchase price was funded from the Company's internal funds.

         Net cash used in financing activities was $695,904 for the three months ended April 30, 1996 and $656,034 for the three months ended April 30, 1995. For the three months ended April 30, 1996 and 1995 these funds were used for the payment of dividends on preferred and Common Stock.

         As of April 30, 1996, the Company had cash and cash equivalents of $49,018,897 compared with $47,218,007 at April 30, 1995. The Company will terminate its private label credit card program as of June 30, 1996. With the payment of a termination the bank will assume all future obligations associated with the portfolio. The Company will continue to accept third party credit cards at all of its stores.

         The Company's present intention is to expand the book store business by opening additional warehouse stores. It is anticipated that the funds to finance this expansion will come from the cash and cash equivalents on hand. As of the balance sheet date, there was a commitment for the opening of one additional warehouse store. Subsequent to the balance sheet date the Company purchased a location for a warehouse bookstore for approximately $2,100,000. It is not the Company's intention to purchase store locations, however, when the location and the economics are suitable, such transactions will be evaluated There are no known other trends or commitments, events or other uncertainties that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

                        DEB SHOPS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                                   (Continued)




SEASONAL NATURE OF OPERATIONS


The following table shows the Company's net sales and net earnings per quarter for the fiscal year ended January 31, 1996 on an unaudited basis.



                             Net Sales                 Net Income
                    ------------------------------------------------------------
                       Amount                %        Amount                 %
                       ------                -        ------                 -
                                       (Dollars in Thousands)
                                       ----------------------

1st Quarter           $ 39,101          22.1%        ($2,299)          ( 54.5%)
2nd Quarter             42,317          23.9         ( 1,652)          ( 39.1 )
3rd Quarter             41,672          23.6         ( 2,793)          ( 66.1 )
4th Quarter             53,643          30.4           2,520             59.7
                      ---------        ------        ---------         ------

      TOTAL           $176,733         100.0%        ($4,224)           100.0%
                      =========        ======        ========          =======



Approximately 54% and (6%) of the Company's net sales and net (loss) income, respectively, for fiscal 1996 occurred during the last six months, which includes the Back-to-School and Christmas selling seasons.

PART II.   OTHER INFORMATION


Items 1 - 5.  NOT APPLICABLE


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  Exhibits

                   Exhibit No.               Description of Document
                   -----------               -----------------------

                      11                     Computation of Earnings Per Share

              (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended April 30, 1996.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                            DEB SHOPS, INC.





         DATE:  June 14, 1996               By /s/ Marvin Rounick
                                              -------------------------
                                               Marvin Rounick
                                               President







         DATE:  June 14, 1996               By /s/ Lewis Lyons
                                              ----------------------
                                               Lewis Lyons
                                               Vice President, Finance
                                               Chief Financial Officer