Form 10-Q
period 1996-07-31
DEB SHOPS INC
filed 1996-09-16
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended             July 31, 1996
                              -----------------------------------------

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                     to
                                ------------------    ---------------

Commission File Number          0-12188
                          -------------------

                                 DEB SHOPS, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Pennsylvania                           23-1913593
          -------------------------------              ------------------
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)              Identification No.)


9401 Blue Grass Road, Philadelphia, Pennsylvania                      19114
- - -------------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip Code)

                                 (215) 676-6000
     -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                          Yes     X     No
                              --------     ----------


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.01                           12,844,680
- - ----------------------------              -------------------------------------
         (Class)                              (Outstanding at July 31, 1996)

                        DEB SHOPS, INC. AND SUBSIDIARIES







                                    I N D E X









                                                                         Page
PART I.  Financial Information:

                  Consolidated Balance Sheets -                           1
                  July 31, 1996 and January 31, 1996

                  Consolidated Statements of Operations Six Months and    2
                  Three Months Ended July 31, 1996 and July 31, 1995

                  Consolidated Statements of Cash Flows -                 3
                  Six Months Ended July 31, 1996 and July 31, 1995

                  Notes to Consolidated Financial Statements -            4
                  July 31, 1996

                  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition - July 31, 1996    5-9



PART II. Other Information                                                9

                         DEB SHOPS, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                          JULY 31,     JANUARY 31,
                                                            1996          1996
 ---------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                            $ 46,567,468   $ 51,569,038
  Merchandise inventories                                29,534,219     16,655,946
  Income taxes receivable                                 2,471,828      2,171,828
  Prepaid expenses and other                              3,372,862      1,718,882
  Current deferred income taxes                             949,128        949,128
                                                       ------------   ------------
    Total Current Assets                                 82,895,505     73,064,822
                                                       ------------   ------------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                                      150,000           --
  Building and improvements                               3,910,817      1,982,000
  Leasehold improvements                                 30,009,147     29,611,550
  Furniture and equipment                                15,655,841     16,135,884
                                                       ------------   ------------
                                                         49,725,805     47,729,434
  Less accumulated depreciation
    and amortization                                     31,850,071     30,573,512
                                                       ------------   ------------
                                                         17,875,734     17,155,922
                                                       ------------   ------------

OTHER ASSETS
  Goodwill, net of accumulated amortization
    of $178,530 and $71,412, respectively                 3,039,875      3,146,993
  Long term deferred income taxes                         1,062,212      1,062,212
  Other                                                   1,167,514      1,167,514
                                                       ------------   ------------
    Total Other Assets                                    5,269,601      5,376,719
                                                       ------------   ------------
                                                       $106,040,840   $ 95,597,463
                                                       ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                               $ 23,738,680   $  8,585,210
  Accrued expenses                                        4,805,495      4,532,801
                                                       ------------   ------------
    Total Current Liabilities                            28,544,175     13,118,011
                                                       ------------   ------------
Capital Lease Obligation                                  1,906,527      1,986,267
                                                       ------------   ------------

COMMITMENTS

SHAREHOLDERS' EQUITY
  Series A Preferred Stock, par value $1.00 a share:
       Authorized - 5,000,000 shares
       Issued and outstanding - 460 shares,
           liquidation value $460,000                           460            460
  Common Stock, par value $.01 a share:
    Authorized - 25,000,000 shares
    Issued Shares - July 31, 1996: 15,688,290;
      January 31, 1996: 15,688,290                          156,883        156,883
  Additional paid in capital                              5,541,944      5,541,944
  Retained earnings                                      87,467,274     92,370,321
                                                       ------------   ------------
                                                         93,166,561     98,069,608

  Less common treasury shares, at cost -
    July 31, 1996: 2,843,610;
    January 31, 1996: 2,843,610                          17,576,423     17,576,423
                                                       ------------   ------------
                                                         75,590,138     80,493,185
                                                       ------------   ------------
                                                       $106,040,840   $ 95,597,463
                                                       ============   ============

             The notes to consolidated financial statements are an
                  integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
- - -------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)





                                                 Six Months Ended July 31,                Three Months Ended July 31,
                                           ------------------------------------        ---------------------------------

                                               1996                  1995                 1996                 1995
                                               ----                  ----                 ----                 ----


Revenues
  Net sales                                 $ 86,498,960          $ 81,418,237          $48,459,959          $42,316,779
  Other income, principally
  interest                                     1,226,653             1,270,146              611,131              681,280
                                           --------------        --------------        ------------         ------------
                                              87,725,613            82,688,383           49,071,090           42,998,059
                                           --------------        --------------        ------------         ------------


Costs and Expenses
  Cost of sales, including
    buying and occupancy costs                72,072,423            67,382,607           40,599,623           34,612,112
  Selling and administrative                  19,230,703            19,253,879            9,986,565            9,857,527
  Depreciation and amortization                1,743,466             1,995,432              931,861            1,013,628
                                           --------------        --------------        ------------         ------------
                                              93,046,592            88,631,918           51,518,049           45,483,267
                                           -------------         -------------         ------------         ------------


(Loss) Before income taxes                 (   5,320,979)        (   5,943,535)        (  2,446,959)        (  2,485,208)

Income taxes (benefit)                     (   1,730,000)        (   1,992,000)        (    795,000)        (    833,000)
                                           --------------        --------------        -------------        -------------

Net (Loss)                                 ($  3,590,979)        ($  3,951,535)        ($ 1,651,959)        ($ 1,652,208)
                                           ==============        ==============        =============        =============

Net (Loss) Per Common Share                ($       0.28)        ($       0.31)        ($      0.13)        ($      0.13)
                                           ==============        ==============        =============        =============


Cash Dividend Declared
  Per Common Share                          $       0.10          $       0.10         $       0.05         $       0.05
                                           ===============       ===============       ============         ============

Weighted Average Number of
  Common Shares Outstanding                   12,844,680            12,845,861           12,844,680           12,844,680
                                           ===============       ===============       ============         ============

















         The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                                        Six Months Ended July 31,
                                                                      ----------------------------
                                                                      1996                    1995
                                                                      ----                    ----


   Cash flows used in operating activities:
     Net (Loss)                                                   ($ 3,590,979)           ($ 3,951,535)
     Adjustments to reconcile net (loss) to net
       cash used in operating activities:
         Depreciation and amortization                               1,743,466               1,995,432
         Issuance of restricted incentive stock, net                     ---              (     41,325)
         Loss on retirement of property, plant and equipment           180,137                 151,697
         Change in assets and liabilities:
           (Increase) in merchandise inventories                  ( 12,878,273)           (  3,088,038)
           (Increase) in income taxes receivable                  (    300,000)           (  2,171,828)
           (Increase) decrease in prepaid expenses and other      (  1,653,980)                737,047
            Increase in trade accounts payable                      15,153,470               3,783,259
            Increase (decrease) in accrued expenses                    272,694            (    209,339)
                                                                  -------------           -------------

           Net cash used in operating activities                  (  1,073,465)           (  2,794,630)
                                                                  -------------           -------------

   Cash flows used in investing activities:
         Purchase of property, plant and equipment, net           (  2,536,297)           (    716,687)
                                                                  -------------           -------------
           Net cash used in investing activities                  (  2,536,297)           (    716,687)
                                                                  -------------           -------------

   Cash flows used in financing activities:
         Preferred stock cash dividends paid                      (     27,600)           (     27,600)
         Common stock cash dividends paid                         (  1,284,468)           (  1,284,468)
         Principal payment under capital lease obligations        (     79,740)                  ---
                                                                  -------------           -------------
           Net cash used in financing activities                  (  1,391,808)           (  1,312,068)
                                                                  -------------           -------------

   (Decrease) in cash and cash equivalents                        (  5,001,570)           (  4,823,385)
   Cash and cash equivalents at beginning of period                 51,569,038              50,610,195
                                                                  -------------           ------------
   Cash and cash equivalents at end of period                      $46,567,468             $45,786,810
                                                                  =============           ============

   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest on capital lease obligation                        $   195,000             $   212,000
       Income taxes, net                                               121,302                  86,617



  The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996. The Balance Sheet at January 31, 1996 has been derived from the audited financial statements at that date.

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

NOTE C - STOCK OPTION PLAN

         Effective October 1995, the Company adopted a new Incentive Stock Option Plan (the Plan), which was approved by the shareholders at the annual meeting held on May 22, 1996. The Plan is administered by a Stock Option Committee (the Committee) designated by the Board of Directors. Under the Plan the Company may grant both "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options. Options under the Plan may be awarded to certain key employees of the Company. The maximum aggregate number of shares of Company stock that may be delivered for all purposes under the Plan is 2,000,000, subject to standard anti-dilution provisions. The price payable for the shares of Common Stock under each stock option will be fixed by the Committee at the time of grant, but will be no less than 100% of the fair market value of the Company's Common Stock at the time the stock option is granted. Options are exercisable commencing one year after date of grant, subject to such vesting requirements as the Committee may specify. Changes in outstanding common stock options during the six month period ended July 31, 1996 are summarized below.

     Outstanding, beginning of year................................  355,000
              Granted during period (at $3.25 per share)...........   35,000
              Canceled during period...............................       --
              Exercised during period..............................       --
                                                                     -------
     Outstanding, end of period
              (at $3.25 and $3.50 per share).......................  390,000
                                                                     =======
     The granted options expire through January, 2001.


         At July 31, 1996, there were 1,610,000 shares reserved for future grant.

                        DEB SHOPS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                                  JULY 31, 1996



         Deb Shops, Inc. (the "Company") operates 289 women's specialty apparel stores offering moderately priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes. Junior sizes are offered in 279 of these stores, with 85 also offering plus sizes and 18 also offering Tops `N Bottoms merchandise. Ten stores offer only plus sizes. The Company also operates 10
Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

         In October, 1995, the Company acquired substantially all of the net assets of the Atlantic Book chain for a purchase price of approximately $4,500,000. Atlantic operates 13 locations, including 10 "Atlantic Book Shops, which are small limited selection book stores, generally open seasonally in New Jersey and Delaware shore resort towns. Atlantic Books also operates 3 much larger "Atlantic Book Warehouses" which are full-service book stores emphasizing bargain books. The Atlantic Book Warehouse stores are located in Montgomeryville, PA, Cherry Hill, NJ and Dover DE.

         Results of operations for the Company for the three and six months ended July 31, 1996, are presented on a consolidated basis and are segmented to provide relevant information concerning the Company's retail apparel store business which is the Company's principal line of business. In the opinion of management, at the present time, the results of operations of the Company's book store business are not material to the Company's consolidated results of operations either (i) when compared to the Company as a whole or (ii) when compared to the Company's apparel store business, and therefore, the Company has not separately reported results of operations of the book store business.


Results of Operations - Consolidated

         Net sales for the six and three month periods ended July 31, 1996 increased $5,080,723 (6.2%) and $6,143,180 (14.5%), respectively, over the comparable six and three month periods of 1995. While the Company does not consider the results of operations of the book store business to be material to the consolidated results of operations at the present time, the increase in net sales was principally attributable to the acquisition of Atlantic Books. For further information see Results of Operations - Apparel Business.

         The Company had a net loss of ($3,590,979) and ($1,651,959) for the six and three months ended July 31, 1996 as compared to a net loss of ($3,951,535) and ($1,652,208) for the six and three months ended July 31, 1995. The loss was primarily attributable to the decrease in margins in the apparel business as a result of the start-up of the "Plus Size" segment. The net loss for the six months ended July 31, 1996 also includes a $560,000 charge for the termination of our private label credit card program. The Company continues to accept third party credit cards at all of its stores. Sales and margins at these levels are insufficient to cover fixed overhead. Comparable store sales, for the apparel stores, increased by 9.2% and 18% for the six and three months ended July 31, 1996, as compared to a decrease of (6.5%) and (7.0%) for the six and three months ended July 31, 1995. This increase is due primarily to the start-up of our "Plus Size" business, along with a decrease in competition, the changes in fashion trends, along with changes in, in-store merchandising. Net loss as a percentage of sales was (4.2%) and (3.4%) for the six and three months ended July 31, 1996 as compared to (4.9%) and (3.9%) for the six and three months ended July 31, 1995.

         Cost of sales, including buying and occupancy costs increased $4,689,816, (7.0%) and $5,987,511, (17.3%), respectively, over the comparable six and three month periods of 1995. The increase in cost of sales, buying and occupancy costs was principally due to the decrease in margins as a result of the start-up of our "Plus Size" business. As a percentage of net sales, these costs were 83.3% and 83.8% respectively, for the six and three periods ended July 31, 1996 as compared to 82.8% and 81.8%, respectively for the six and three month periods ended July 31, 1995. Buying and occupancy costs for the six and three month periods ended July 31, 1996 were 20.9% and 18.8% of sales and for the comparable six and three month periods in 1995 were 23.6% and 22.6% of sales. This percentage decrease was the result of a decrease in the number of apparel stores along with an increase in the sales per store during the period. Additionally the decrease resulted from a higher level of occupancy costs associated with apparel stores that had been closed during the prior year.

         Selling and administrative expenses for the six months ended July 31, 1996 decreased ($23,176) (0.1%) and for the three months ended July 31, 1996 increased $129,038, (1.3%) over the comparable periods in 1995. The change in selling and administrative expenses for the six months ended July 31, 1996 includes a $560,000 cost for the termination of our private label credit card program. The balance of the change in these expenses was principally due to a decrease in the number of stores and continuing control over expenses. As a percentage of net sales, these expenses were 22.2% and 20.6% respectively, for the six and three months ended July 31, 1996 as compared to 23.6% and 23.3%, respectively, for the six and three months ended July 31, 1995.

         The decrease in depreciation and amortization expenses ($251,966) and ($81,767), respectively for the six and three months ended July 31, 1996 over the comparable periods of 1995 was principally attributed to the write-off of leasehold improvements of closed stores net of the remodeling of certain of Company's apparel stores.


Results of Operations - Apparel Business



                                                                        Per Store Data(1) July 31
                                                                   Six Months            Three Months
- - --------------------------------------------------------------------------------------------------------
                                                                    1996        1995      1996      1995
                                                                    ----        -----     ----      ----
Stores open at end of period                                        299         334        299       334
Average number of stores in operation during the period             301         336        301       336
Average net sales per store (in thousands)                        $ 272        $242       $151      $126
Average net (loss) per store (in thousands)                      ($  13)      ($ 12)     ($  6)    ($  5)
Comparable store sales - Percent Change2                           9.2%       ( 6.5%)     18.3%    ( 7.0%)

         Net sales for the six months and three months ended July 31, 1996 increased $501,273, (0.6%) and $3,274,991, (7.7%), respectively, over the comparable six and three month periods of 1995. The increase in net sales was principally attributable to the start-up of our "Plus Size" business. Until this quarter, on an annual quarterly basis, the Company has trended toward lower sales since fiscal 1993. On an annual basis the Company has trended toward lower earnings since fiscal 1991. Sales had been lower due to lower demand as a result of increased customer resistance to product and pricing. Management has tried and continues to try to adjust the product mix and pricing philosophy in an attempt to stimulate sales. In March, 1995 the Company introduced shoes into 200 of its locations in an attempt to generate new business and multiple sales. During the current quarter "Plus Sizes" were introduced into approximately one-third of the chain. The goal of this operation is to offer a larger assortment of merchandise to an expanded customer base to help increase sales per store. The Company's "Plus Size" began on or about May 1, 1996 and generated sales of approximately $4,800,000 during this quarter.







- - --------
1  Includes Tops `N Bottoms
2 Comparable store sales includes stores opened for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         In spite of the increase in net sales the apparel business suffered a net loss of ($3,894,402) for the six months ended July 31, 1996 and ($1,846,742) for the three months ended July 31, 1996 as compared to a net loss of ($3,951,535) for the six months ended July 31, 1995 and a net loss of ($1,652,208) for the three months ended July 31, 1995. The loss was primarily attributable to lower margins as a result of the start-up of the "Plus Size" business. As a result of the introduction of "Plus Sizes" in May, 1996 and the necessity to sell through that first season's inventory in three months margins were only maintained at minimal levels. These lower margins on the "Plus Size" business were sufficient to adversely affect the overall margins for the entire apparel business. The net loss for the six months ended July 31, 1996 includes a one time $560,000 charge for the termination of the private label credit card program. Sales and margins at these levels are insufficient to cover fixed overhead. Comparable store sales increased by 9.2% and 18.3% for the six and three month periods ended July 31, 1996, as compared to decreases of (6.5%) and (7.0%) for the six and three month periods ended July 31, 1995. The increases in comparable store sales resulted principally from a renewed interest, by the Company's target customer, in the current fashion trends, the new visual merchandising being employed in our stores, the introduction of the "Plus Size" business and the reduction in competition. The net loss as a percentage of sales was (4.8%) and (4.2%) for the six and three month periods ended July 31, 1996 as compared to (4.9%) and (3.9%) for the six and three month periods ended July 31, 1995.

         Cost of sales, including buying and occupancy costs increased $1,605,796, (2.4%) and $4,018,708, (11.6%), respectively, over the comparable six month and three month periods of 1995. The increase in cost of sales, buying and occupancy costs was principally due to the decrease in margins related to the start-up of the "Plus Size" business as discussed above. As a percentage of net sales, these costs were 84.2% and 84.7%, respectively, for the six and three month periods ended July 31, 1996 as compared to 82.8% and 81.8%, respectively, for the six and three month periods ended July 31, 1995. The increased cost of sales percentage resulted principally from lower margins as previously discussed. Buying and occupancy costs for the six months and three months ended July 31, 1996 were 21.3% and 19.0% of sales and for the comparable periods in 1995 were 23.6% and 22.6% of sales. This percentage decrease was the result of a decrease in the number of stores along with an increase in the sales per store during the period. Additionally the decrease resulted from a higher level of occupancy costs associated with stores that had been closed during the period.

         The inventory turn-over rate was approximately 1.6 times during the six months ended July 31, 1996 and July 31, 1995. Due to the comparability of these turns, the impact on profit margins is not material.

         Selling and administrative expenses for the six months and three months ended July 31, 1996 decreased ($920,827) (4.8%) and ($355,698) (3.6%), respectively, over the comparable periods in 1995. The decrease in selling and administrative expenses was principally due to a decrease in the number of stores and continued control over expenses. As a percentage of net sales, these expenses were 22.4% and 20.8% respectively for the six month and three month periods ended July 31, 1996 as compared to 23.6% and 23.3%, respectively, for the six month and three month periods ended July 31, 1995.

         The decrease in depreciation and amortization expenses, ($404,962) and ($212,341), respectively for the six month and three month periods ended July 31, 1996 over the comparable periods of 1995 was principally attributed to the write-off of leasehold improvements of closed stores, net of the remodeling of certain of the Company's stores.

LIQUIDITY AND CAPITAL RESOURCES



         During the three and six months ended July 31, 1996 and 1995, the Company funded internally all of its operating needs and the remodeling of existing stores in fiscal 1996 and 1995 including capital expenditures for the opening of new stores in fiscal 1995. For the six months ended July 31, 1996, the Company used net cash of $1,073,465 in operating activities as a result, principally, of the net loss for the period, increased prepaid expenses and merchandise inventories, partially offset by an increase in trade accounts payable, and depreciation and amortization. The increase in merchandise inventories for the six months ended July 31, 1996 was higher than for the comparable six months ended July 31, 1995 principally due to the rebuilding of total inventory per store and the introduction of plus sizes. For the six months ended July 31, 1995, the Company used net cash of $2,794,630 in operating activities as a result, principally, of the net loss for the period, increased income tax receivable and merchandise inventories, partially offset by increased trade accounts payable, and depreciation and amortization. The Company realized a loss for the fiscal year ended January 31, 1996 and the six months ended July 31, 1996. A tax benefit and corresponding receivable were recorded for each period based on estimates of the amounts recoverable.

         Net cash used in investing activities was $2,536,297 and $716,687 for the six months ended July 31, 1996 and 1995 respectively. In October, 1995, the Company acquired substantially all of the net assets of the Atlantic Books chain for a purchase price of $4,468,016, which purchase price was funded from the Company's internal funds.

         Net cash used in financing activities was $1,391,808 for the six months ended July 31, 1996 and $1,312,068 for the six months ended July 31, 1995. For the six months ended July 31, 1996 and 1995 these funds were primarily used for the payments of dividends on preferred and common stock.

         As of July 31, 1996, the Company had cash and cash equivalents of $46,567,468 compared with $45,786,810 at July 31, 1995. The Company terminated its private label credit card program as of June 30, 1996. With the payment of a termination fee of $560,000, the bank will assume all future obligations associated with the portfolio. The Company continues to accept third party credit cards at all of its stores.

         The Company's present intention is to expand the book store business by opening additional warehouse stores. Opening a warehouse bookstore is capital intensive, between leasehold improvements and initial inventory. It is anticipated that the funds to finance this expansion will come from the cash and cash equivalents on hand. As of the balance sheet date, there was a commitment for the opening of two additional warehouse stores. One of those locations is leased, and is currently under construction. The Company purchased the other location for a warehouse bookstore for approximately $2,100,000 on May 29, 1996. It is generally not the Company's intention to purchase store locations. However, when the location and the economics are suitable, such transactions will be evaluated. There are no known other trends or commitments, events or other uncertainties that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

SEASONAL NATURE OF OPERATIONS

The following table shows the Company's net sales and net earnings per quarter for the fiscal year ended January 31, 1996 on an unaudited basis.

                                 Net Sales                    Net Income
                          ---------------------        ----------------------
                           Amount           %           Amount           %
                           ------           -           ------           -
                                         (Dollars in Thousands)

       1st Quarter        $ 39,101        22.1%        ($2,299)       ( 54.5%)
       2nd Quarter          42,317        23.9         ( 1,652)       ( 39.1 )
       3rd Quarter          41,672        23.6         ( 2,793)       ( 66.1 )
       4th Quarter          53,643        30.4           2,520          59.7
                          ---------      ------        ---------      ------

             TOTAL        $176,733       100.0%        ($4,224)        100.0%
                          =========      ======        ========       =======


Approximately 54% and (6%) of the Company's net sales and net (loss) income, respectively, for fiscal 1996 occurred during the last six months, which includes the Back-to-School and Christmas selling seasons.

PART II.   OTHER INFORMATION


Items 1 - 3.      NOT APPLICABLE

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The annual meeting of the company was held on Wednesday, May 22, 1996. Total votes present either in person or by proxy was 12,361,196. The votes were cast as follows for the election of directors:

                                              FOR              WITHHELD
                                              ---              --------

                  Marvin Rounick            11,895,564          471,652
                  Warren Weiner             11,889,544          471,652
                  Jack A. Rounick           11,889,244          471,952
                  Paul S. Bachow            11,888,764          472,432
                  Barry H. Feinberg         11,888,764          472,432
                  Barry H. Frank            11,889,544          471,652

         The votes were cast as follows for the adoption of the 1995 Incentive Stock Option Plan:

                   FOR           AGAINST         WITHHELD
                 --------       ---------       ----------
                10,532,200       822,025          329,920

There were no other matters voted on at the meeting.

Item 5.           NOT APPLICABLE

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits

                           Exhibit No.        Description of Document

                              11              Computation of Earnings Per Share

                  (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended July 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                             DEB SHOPS, INC.





DATE: September 16, 1996           By  /s/  Marvin Rounick
                                     -------------------------
                                      Marvin Rounick
                                      President







DATE: September 16, 1996           By  /s/  Lewis Lyons
                                     ----------------------
                                     Lewis Lyons
                                     Vice President, Finance
                                     Chief Financial Officer