Form 10-Q
period 1996-10-31
DEB SHOPS INC
filed 1996-12-12
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended   October 31, 1996
                                 ----------------

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                      to
                                  -----------------     ---------------

Commission File Number          0-12188
                         ----------------------



                                 DEB SHOPS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                       23-1913593
----------------------------------                     -------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)


 9401 Blue Grass Road, Philadelphia, Pennsylvania                  19114
--------------------------------------------------              ------------
      (Address of principal executive offices)                   (Zip Code)


                                 (215) 676-6000
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                          Yes   X    No
                              ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, Par Value $.01                             12,844,680
----------------------------                 ---------------------------------
         (Class)                             (Outstanding at October 31, 1996)

                        DEB SHOPS, INC. AND SUBSIDIARIES







                                    I N D E X









                                                                           Page
PART I.           Financial Information:

                           Consolidated Balance Sheets -                    1
                           October 31, 1996 and January 31, 1996

                           Consolidated Statements of Operations            2
                           Nine Months and Three Months Ended
                           October 31, 1996 and October 31, 1995

                           Consolidated Statements of Cash Flows -          3
                           Nine Months Ended October 31, 1996 and
                           October 31, 1995

                           Notes to Consolidated Financial Statements -     4
                           October 31, 1996

                           Management's Discussion and Analysis of
                           Results of Operations and Financial
                           Condition October 31, 1996                       5-9



PART II.          Other Information                                         9

                         DEB SHOPS, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        OCTOBER 31,  JANUARY 31,
                                                           1996         1996
                                                        -----------  -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                            $38,266,695   $51,569,038
  Merchandise inventories                               29,336,635    16,655,946
  Income taxes receivable                                     --       2,171,828
  Prepaid expenses and other                             3,882,537     1,718,882
  Current deferred income taxes                            949,128       949,128
                                                       -----------   -----------
    Total Current Assets                                72,434,995    73,064,822
                                                       -----------   -----------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                                     150,000          --
  Building and improvements                              4,090,498     1,982,000
  Leasehold improvements                                29,816,741    29,611,550
  Furniture and equipment                               15,810,154    16,135,884
                                                       -----------   -----------
                                                        49,867,393    47,729,434
  Less accumulated depreciation
    and amortization                                    32,541,465    30,573,512
                                                       -----------   -----------
                                                        17,325,928    17,155,922
                                                       -----------   -----------

OTHER ASSETS
  Goodwill, net of amortization of $232,089
    and $71,412, respectively                            2,986,316     3,146,993
  Long-term deferred income taxes                        1,062,212     1,062,212
  Other                                                  1,167,514     1,167,514
                                                       -----------   -----------
    Total Other Assets                                   5,216,042     5,376,719
                                                       -----------   -----------
                                                       $94,976,965   $95,597,463
                                                       ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                               $15,852,194   $ 8,585,210
  Accrued expenses                                       4,782,097     4,532,801
                                                       -----------   -----------
    Total Current Liabilities                           20,634,291    13,118,011
                                                       -----------   -----------
Capital Lease Obligation                                 1,866,657     1,986,267
                                                       -----------   -----------

COMMITMENTS

SHAREHOLDERS' EQUITY
  Series A Preferred Stock, par value $1.00
   a share:
  Authorized - 5,000,000 shares
  Issued and outstanding - 460 shares,
      liquidation value $460,000                               460           460
  Common Stock, par value $.01 a share:
    Authorized - 25,000,000 shares
    Issued Shares - October 31, 1996:15,688,290;
      January 31, 1996: 15,688,290                         156,883       156,883
  Additional paid in capital                             5,541,944     5,541,944
  Retained earnings                                     84,353,153    92,370,321
                                                       -----------   -----------
                                                        90,052,440    98,069,608

  Less common treasury shares, at cost -
    October 31, 1996: 2,843,610;
    January 31, 1996: 2,843,610                         17,576,423    17,576,423
                                                       -----------   -----------
                                                        72,476,017    80,493,185
                                                       -----------   -----------
                                                       $94,976,965   $95,597,463
                                                       ===========   ===========

             The notes to consolidated financial statements are an
                  integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)





                                                             Nine Months Ended                       Three Months Ended
                                                               October 31,                               October 31,

                                                      1996                   1995                 1996               1995
                                                      ----                   ----                 ----               ----


Revenues
  Net sales                                          $132,885,380        $123,089,966         $46,386,420         $41,671,729
  Other income, principally
    interest                                            1,628,828           1,721,595             402,175             451,449
                                                    -------------      --------------        ------------        ------------
                                                      134,514,208         124,811,561          46,788,595          42,123,178
                                                    -------------      --------------        ------------        ------------


Costs and Expenses
  Cost of sales, including
    buying and occupancy costs                        110,958,924         102,918,396          38,886,501          35,535,789
  Selling and administrative                           29,894,795          29,035,448          10,664,092           9,781,569
  Depreciation and amortization                         2,622,555           3,000,331             879,089           1,004,899
                                                    -------------      --------------        ------------        ------------
                                                      143,476,274         134,954,175          50,429,682          46,322,257
                                                    -------------       -------------        ------------        ------------


(Loss) Before income taxes                          (   8,962,066)      (  10,142,614)       (  3,641,087)       (  4,199,079)

Income taxes (benefit)                              (   2,913,000)      (   3,397,800)       (  1,183,000)       (  1,405,800)
                                                    -------------      --------------        ------------        ------------

Net (Loss)                                          ($  6,049,066)      ($  6,744,814)       ($ 2,458,087)       ($ 2,793,279)
                                                    =============      ==============        ============        ============

Net (Loss) Per Common Share                         ($       0.47)      ($       0.53)       ($      0.19)       ($      0.22)
                                                    =============      ==============        ============        ============


Cash Dividend Declared
  Per Common Share                                   $       0.15        $       0.15        $       0.05        $       0.05
                                                    =============      ==============        ============        ============

Weighted Average Number of
  Common Shares Outstanding                            12,844,680          12,845,493          12,844,680          12,844,680
                                                    =============      ==============        ============        ============

















         The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                           Nine Months Ended October 31,
                                                                           -----------------------------
                                                                           1996                     1995
                                                                           ----                     ----
   Cash flows (used in) operating activities:
     Net (Loss)                                                        ($ 6,049,066)           ($ 6,744,814)
     Adjustments to reconcile net (loss) to net
       cash used in operating activities:
         Depreciation and amortization                                    2,622,555               3,000,331
         Issuance of restricted incentive stock                             ---                (     41,325)
         Loss on retirement of property, plant and equipment                306,075                 387,799
         Change in assets and liabilities:
             (Increase) in merchandise inventories                     ( 12,680,689)           (    133,713)
              Decrease in income taxes receivable                         2,171,828                  ---
             (Increase) in prepaid expenses and other                  (  2,163,655)           (    816,426)
              Increase (decrease) in trade accounts payable               7,266,984            (  4,263,749)
              Increase (decrease) in accrued expenses                       249,296            (    456,217)
                                                                       ------------            ------------
         Net cash (used in) operating activities                       (  8,276,672)           (  9,068,114)
                                                                       ------------            ------------



   Cash flows (used in) investing activities:
         Purchase of business and related net assets,
           net of cash acquired                                             ---                (  4,468,016)
         Purchase of property, plant and equipment                     (  2,937,959)           (    926,034)
                                                                       ------------            ------------
           Net cash (used in) investing activities                     (  2,937,959)           (  5,394,050)
                                                                       ------------            ------------

   Cash flows (used in) financing activities:
         Preferred stock cash dividends paid                           (     41,400)           (     41,400)
         Common stock cash dividends paid                              (  1,926,702)           (  1,926,702)
         Repayment of notes payable                                         ---                (    913,415)
         Principal payments under capital lease obligations            (    119,610)           (     21,585)
                                                                       ------------            ------------
           Net cash (used in) financing activities                     (  2,087,712)           (  2,903,102)
                                                                       ------------            ------------

   (Decrease) in cash and cash equivalents                             ( 13,302,343)           ( 17,365,266)
   Cash and cash equivalents at beginning of period                      51,569,038              50,610,195
                                                                       ------------            ------------
   Cash and cash equivalents at end of period                           $38,266,695             $33,244,929
                                                                       ============            ============

   Supplemental disclosures of cash flow information:
     Cash paid during the  period for:
       Interest on capital lease obligation                             $   300,000             $   315,000
       Income taxes                                                         150,368                 194,899


             The notes to consolidated financial statements are an
                  integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                OCTOBER 31, 1996


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996. The Balance Sheet at January 31, 1996 has been derived from the audited financial statements at that date.

NOTE B - INCOME TAXES

         The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred income taxes result principally from differences in timing of recognition of overhead in inventory, deductibility of certain liabilities and depreciation expense. The tax benefit for the nine months ended October 31, 1996, is included in prepaid expenses and other on the accompanying consolidated balance sheet.

NOTE C - STOCK OPTION PLAN

         Effective October 1995, the Company adopted a new Incentive Stock Option Plan (the Plan), which was approved by the shareholders at the annual meeting held on May 22, 1996. The Plan is administered by a Stock Option Committee (the Committee) designated by the Board of Directors. Under the Plan, the Company may grant both "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986 as amended, and non-qualified stock options. Options under the Plan may be awarded to certain key employees of the Company. The maximum aggregate number of shares of Common Stock that may be delivered for all purposes under the Plan is 2,000,000, subject to standard anti-dilution provisions. The price payable for the shares of Common Stock under each stock option will be fixed by the Committee at the time of grant, but will be no less than 100% of the fair market value of the Company's Common Stock at the time the stock option is granted. Options are exercisable commencing one year after date of grant, subject to such vesting requirements as the Committee may specify. The granted options expire through January, 2001. Changes in outstanding common stock options during the nine month period ended October 31, 1996 are summarized below.

         Outstanding, beginning of year.............................. 355,000
                  Granted during period (at $3.25 per share).........  35,000
                  Canceled during period.............................   ----
                  Exercised during period............................   ----
                                                                     --------
         Outstanding, end of period
                  (at $3.25 and $3.50 per share)..................... 390,000

         At October 31, 1996, there were 1,610,000 shares reserved for future grant.

                        DEB SHOPS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                                OCTOBER 31, 1996

         Deb Shops, Inc. (the "Company") operates 289 women's specialty apparel stores offering moderately priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes. Junior sizes are offered in 279 of these stores, with 96 also offering plus sizes and 18 also offering Tops `N Bottoms merchandise. Ten stores offer only plus sizes. The Company also operates 10 Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

         In October, 1995, the Company acquired substantially all of the net assets of the Atlantic Book chain for a purchase price of approximately $4,500,000. Atlantic operates 13 locations, including 10 "Atlantic Book Shops" which are small limited selection book stores, generally open seasonally in New Jersey and Delaware shore resort towns. Atlantic Books also operates 3 much larger "Atlantic Book Warehouses" which are full-service book stores emphasizing bargain books. The Atlantic Book Warehouse stores are located in Montgomeryville, PA, Cherry Hill, NJ and Dover DE.

         Results of operations for the Company for the nine months ended October 31, 1996, are presented on a consolidated basis and are segmented to provide relevant information concerning the Company's retail apparel store business which is the Company's principal line of business. In the opinion of management, at the present time, the results of operations of the Company's book store business are not material to the Company's consolidated results of operations either (i) when compared to the Company as a whole or (ii) when compared to the Company's apparel store business, and therefore, the Company has not separately reported results of operations of the book store business.


Results of Operations - Consolidated

         Net sales for the nine and three month periods ended October 31, 1996 increased $9,795,414 (8.0%) and $4,714,691 (11.3%), respectively, over the comparable nine and three month periods of 1995. While the Company does not consider the results of operations of the book store business to be material to the consolidated results of operations at the present time, the increase in net sales was principally attributable to the sales generated by Atlantic Books. For further information see Results of Operations - Apparel Business.

         The Company had a net loss of ($6,049,066) and ($2,458,087) for the nine and three months ended October 31, 1996 as compared to a net loss of ($6,744,814) and ($2,793,279) for the nine and three months ended October 31, 1995. The net loss was primarily attributable to the decrease in margins in the apparel business as a result of the start-up of the "Plus Size" segment. The net loss for the nine months ended October 31, 1996 also includes a $560,000 charge for the termination of our private label credit card program. The Company continues to accept third party credit cards at all of its stores. Sales and margins at these levels are insufficient to cover fixed overhead. Comparable store sales, for the apparel stores, increased by 11.0% and 14.7%, respectively, for the nine and three months ended October 31, 1996, as compared to a decrease of (8.6%) and (12.5%) for the nine and three months ended October 31, 1995. This increase is due primarily to the start-up of our "Plus Size" business, along with a change in competitors, changes in fashion trends, along with changes in in-store merchandising. Net loss as a percentage of sales was (4.6%) and (5.3%), respectively, for the nine and three months ended October 31, 1996 as compared to (5.5%) and (6.7%), respectively, for the nine and three months ended October 31, 1995.

         Cost of sales, including buying and occupancy costs increased $8,040,528, (7.8%) and $3,350,712, (9.4%), respectively, over the comparable nine and three month periods of 1995. The increase in cost of sales, buying and occupancy costs was principally due to the decrease in margins as a result of the start-up of our "Plus Size" business. As a percentage of net sales, these costs were 83.5% and 83.8%, respectively, for the nine and three periods ended October 31, 1996 as compared to 83.6% and 85.3%, respectively, for the nine and three month periods ended October 31, 1995. Buying and occupancy costs for the nine and three month periods ended October 31, 1996 were 20.4% and 19.6% of sales and for the comparable nine and three month periods in 1995 were 23.2% and 22.5% of sales. This percentage decrease was the result of a decrease in the number of apparel stores along with an increase in the sales per store during the period. Additionally the decrease resulted from a higher level of occupancy costs associated with apparel stores that had been closed during the prior year.

         Selling and administrative expenses for the nine months ended October 31, 1996 increased $859,347 (3.0%) and for the three months ended October 31, 1996 increased $882,523, (9.0%) over the comparable periods in 1995. The change in selling and administrative expenses for the nine months ended October 31, 1996 includes a $560,000 cost for the termination of our private label credit card program in the second quarter of the year and a continuing control over expenses. As a percentage of net sales, these expenses were 22.5% and 23.0%, respectively, for the nine and three months ended October 31, 1996 as compared to 23.6% and 23.5%, respectively, for the nine and three months ended October 31, 1995. The decrease as a percent of net sales is due to increased levels of net sales and continuing control over expenses.

         The decrease in depreciation and amortization expenses ($377,776) and ($125,810), respectively, for the nine and three months ended October 31, 1996 over the comparable periods of 1995 was principally attributed to the write-off of leasehold improvements of closed stores net of the remodeling of certain of the Company's apparel stores.


Results of Operations - Apparel Business

                                                                                         Per Store Data(1) October 31
                                                                                Nine Months                    Three Months
                                                                          ----------------------            -------------------
                                                                          1996              1995            1996           1995
                                                                          ----              ----            ----           ----

   Stores open at end of period                                          299               326             299              326
   Average number of stores in operation
      during period                                                      301               336             299              330
   Average net sales per store(in thousands)                         $   417           $   366         $   146          $   126
   Average net (loss) per store(in thousands)                       ($    22 )        ($    20 )      ($     9 )       ($     8 )
   Comparable store sales2 - Percent Change                             11.0%         (    8.6%)          14.7%        (   12.5%)

         Net sales for the nine months and three months ended October 31, 1996 increased $2,950,138, (2.4%) and $2,448,865, (6.0%), respectively, over the comparable nine and three month periods of 1995. The increase in net sales was principally attributable to the start-up of our "Plus Size" business. Until the prior quarter, on an annual and quarterly basis, the Company has trended toward lower sales since fiscal 1993. On an annual basis the Company has trended toward lower earnings since fiscal 1991. Sales had been lower due to lower demand as a result of increased customer resistance to product and pricing. Management has tried and continues to try to adjust the product mix and pricing philosophy



--------
   1   Includes Tops `N Bottoms
   2 Comparable store sales includes stores opened for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operations.

in an attempt to stimulate sales. In March, 1995 the Company introduced shoes into 200 of its locations in an attempt to generate new business and multiple sales. During the second quarter "Plus Sizes" were introduced into approximately one-third of the chain. The goal of this operation is to offer a larger assortment of merchandise to an expanded customer base to help increase sales per store. The Company's "Plus Size" began on or about May 1, 1996 and generated sales of approximately $9,900,000 since inception.

         In spite of the increase in net sales the apparel business suffered a net loss of ($6,586,718) for the nine months ended October 31, 1996 and ($2,692,567) for the three months ended October 31, 1996 as compared to a net loss of ($6,765,369) for the nine months ended October 31, 1995 and a net loss of ($2,813,834) for the three months ended October 31, 1995. The loss was primarily attributable to lower margins as a result of the start-up of the "Plus Size" business. As a result of the introduction of "Plus Sizes" in May, 1996 and the necessity to sell through that first season's inventory in three months, margins were only maintained at minimal levels. These lower margins on the "Plus Size" business were sufficient to adversely affect the overall margins for the entire apparel business. The net loss for the nine months ended October 31, 1996 includes a one-time $560,000 charge for the termination of the private label credit card program. Sales and margins at these levels are insufficient to cover fixed overhead. Comparable store sales increased by 11.0% and 14.7% for the nine and three month periods ended October 31, 1996, as compared to decreases of (8.6%) and (12.5%) for the nine and three month periods ended October 31, 1995. The Company believes that the increases in comparable store sales resulted principally from a renewed interest, by the Company's target customer, in the current fashion trends, the new visual merchandising being employed in our stores, the introduction of the "Plus Size" business and a change in competitors. The net loss as a percentage of sales was (5.3%) and (6.2%) for the nine and three month periods ended October 31, 1996 as compared to (5.5%) and (6.9%) for the nine and three month periods ended October 31, 1995.

         Cost of sales, including buying and occupancy costs increased $3,445,095, (3.4%) and $1,839,297, (5.2%), respectively, over the comparable nine month and three month periods of 1995. The increase in cost of sales, buying and occupancy costs was principally due to the decrease in margins related to the start-up of the "Plus Size" business as discussed above. As a percentage of net sales, these costs were 84.5% and 84.9%, respectively, for the nine and three month periods ended October 31, 1996 as compared to 83.7% and 85.5%, respectively, for the nine and three month periods ended October 31, 1995. The increased cost of sales percentage resulted principally from lower margins as discussed above. Buying and occupancy costs for the nine months and three months ended October 31, 1996 were 20.8% and 19.9% of sales and for the comparable periods in 1995 were 23.3% and 22.7% of sales. This percentage decrease was the result of a decrease in the number of stores along with an increase in the sales per store during the period. Additionally, the decrease resulted from a higher level of occupancy costs associated with stores that had been closed during the year.

         The inventory turn-over rate was approximately 2.4 times during the nine months ended October 31, 1996 and 2.6 times during the nine months ended October 31, 1995. Due to the comparability of these turns, the Company believes that the impact on profit margins is not material.

         Selling and administrative expenses for the nine months ended October 31, 1996 decreased ($412,365) (1.4%) and for the three months ended October 31, 1996 increased $508,462 (5.3%) over the comparable periods in 1995. The change in selling and administrative expenses for the nine months ended October 31, 1996 includes a $560,000 cost for the termination of our private label credit card program in the second quarter of the year and a continuing control over expenses. As a percentage of net sales, these expenses were 22.7% and 23.3%, respectively, for the nine month and three month periods ended October 31, 1996 as compared to 23.6% and 23.5%, respectively, for the nine month and three month periods ended October 31, 1995. The decrease as a percent of net sales is due to increased levels of net sales and continuing control over expenses.

         The decrease in depreciation and amortization expenses, ($597,943) and ($192,981), respectively, for the nine month and three month periods ended October 31, 1996 over the comparable periods of 1995 was principally attributed to the write-off of leasehold improvements of closed stores, net of the remodeling of certain of the Company's stores.

LIQUIDITY AND CAPITAL RESOURCES


         During the three and nine months ended October 31, 1996 and 1995, the Company funded internally all of its operating needs, the remodeling of existing stores in fiscal 1996 and 1995 including capital expenditures for the opening of new stores in fiscal 1995. For the nine months ended October 31, 1996, the Company used net cash of $8,276,672 in operating activities as a result, principally, of the net loss for the period, increased prepaid expenses and merchandise inventories, partially offset by an increase in trade accounts payable, a decrease in income tax receivable and depreciation and amortization. The increase in merchandise inventories for the nine months ended October 31, 1996 was higher than for the comparable nine months ended October 31, 1995 principally due to the rebuilding of total inventory per store and the introduction of plus sizes. For the nine months ended October 31, 1995, the Company used net cash of $9,068,114 in operating activities as a result, principally, of the net loss for the period, increased prepaid expenses and a decrease in trade accounts payable partially offset by depreciation and amortization. The Company realized a loss for the fiscal year ended January 31, 1996 and the nine months ended October 31, 1996. A tax benefit and corresponding receivable were recorded for each period based on estimates of the amounts recoverable.

         Net cash used in investing activities was $2,937,959 and $5,394,050 for the nine months ended October 31, 1996 and 1995, respectively. In October, 1995, the Company acquired substantially all of the net assets of the Atlantic Books chain for a purchase price of $4,468,016, which purchase price was funded from the Company's internal funds.

         Net cash used in financing activities was $2,087,712 for the nine months ended October 31, 1996 and $2,903,102 for the nine months ended October 31, 1995. For the nine months ended October 31, 1996 and 1995 these funds were primarily used for the payments of dividends on preferred and common stock.

         As of October 31, 1996, the Company had cash and cash equivalents of $38,266,695 compared with $33,244,929 at October 31, 1995. The Company terminated its private label credit card program as of June 30, 1996. With the payment of a termination fee of $560,000, the bank will assume all future obligations associated with the portfolio. The Company continues to accept third party credit cards at all of its stores.

         The Company's present intention is to expand the book store business by opening additional warehouse stores. Opening a warehouse bookstore is capital intensive, between leasehold improvements and initial inventory. It is anticipated that the funds to finance this expansion will come from the cash and cash equivalents on hand. As of the balance sheet date, there was a commitment for the opening of two additional warehouse stores. One of those locations is leased and is currently under construction. The Company purchased the other location for a warehouse bookstore for approximately $2,100,000 on May 29, 1996. It is generally not the Company's intention to purchase store locations. However, when the location and the economics are suitable, such transactions will be evaluated. There are no known other trends or commitments, events or other uncertainties that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

SEASONAL NATURE OF OPERATIONS

The following table shows the Company's net sales and net earnings per quarter for the fiscal year ended January 31, 1996 on an unaudited basis.


                                Net Sales                    Net Income
                          --------------------         ----------------------
                           Amount          %           Amount           %
                                        (Dollars in Thousands)

        1st Quarter       $ 39,101       22.1%        ($2,299)       ( 54.5%)
        2nd Quarter         42,317       23.9         ( 1,652)       ( 39.1 )
        3rd Quarter         41,672       23.6         ( 2,793)       ( 66.1 )
        4th Quarter         53,643       30.4           2,520          59.7
                          --------     ------        --------        ------
              TOTAL       $176,733      100.0%        ($4,224)        100.0%
                          ========     ======        ========        ======

Approximately 54% and (6%) of the Company's net sales and net (loss), respectively, for fiscal 1996 occurred during the last six months, which includes the Back-to-School and Christmas selling seasons.


PART II.   OTHER INFORMATION


Items 1 - 3.      NOT APPLICABLE


Item 4.           NOT APPLICABLE


Item 5.           NOT APPLICABLE


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits

                           Exhibit No.       Description of Document

                              11             Computation of Earnings Per Share

                  (b)  Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company
during the quarter ended October 31, 1996.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                            DEB SHOPS, INC.





         DATE:                              By    /s/    Marvin Rounick
                                               -------------------------------
                                                       Marvin Rounick
                                                       President







         DATE:                              By    /s/    Lewis Lyons
                                               -------------------------------
                                                       Lewis Lyons
                                                       Vice President, Finance
                                                       Chief Financial Officer