Form 10-K
period 1997-01-31
DEB SHOPS INC
filed 1997-04-29
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K

(Mark One)

(X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended         January 31, 1997
                                 ----------------------------------------------

OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                    to
                                       -------------------   ------------------

        Commission File Number                       0-12188
                              -------------------------------------------------

                                DEB SHOPS, INC.
             (Exact name of registrant as specified in its charter)

                  9401 Blue Grass Road, Philadelphia, PA 19114
                  --------------------------------------------
             (Address of principal executive offices and zip code)

      Pennsylvania                                23-1913593
      ------------                                ----------
(State of Incorporation)               (I.R.S. Employer Identification No.)

                                 (215) 676-6000
                                 --------------
              (Registrant's telephone number, including area code)

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

                                 Yes     X        No
                                     ---------      ---------

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        As of April 11, 1997, 12,844,680 shares of the Company's Common Stock, par value $.01 per share, were outstanding. The aggregate market value (based upon the closing price on April 11, 1997) held by non-affiliates was approximately $14,604,463.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Registrant's Definitive Proxy Statement to be filed within 120 days after the end of the fiscal year in connection with the Annual Meeting to be held on May 30, 1997 - incorporated in Part III.

===============================================================================

Forward-Looking Statements

        The Company has made in this report, and from time to time may otherwise make, "forward-looking statements" (as that term is defined under Federal Securities Laws) concerning the Company's future operations, performance, profitability, revenues, expenses and financial condition. This report includes, in particular, forward-looking statements regarding store closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company's ability to improve margins, respond to changes in fashion and the Company's ability to retain key management personnel. Such factors may also include other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.

PART 1

Item 1.  Business
------   --------

General

        Deb Shops, Inc. (the "Company") operates 275 women's specialty apparel retail stores ("Deb") offering moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. Deb merchandise consists of clothing and accessories appealing primarily to the fashion-conscious junior and plus sized female consumers between the ages of 13 and 35. In addition to 261 stores operating under the name "DEB" and one operating under the name "JOY", the Company operates nine plus size stores under the name "DEB PLUS" and four outlet stores under the name "CSO." The outlet stores offer the same merchandise as DEB, JOY and DEB PLUS at reduced prices and serve as clearance stores for slow-moving inventory. Ninety-two of the DEB stores contain plus size departments.

        The Company operates an additional 10 apparel retail stores under the name Tops 'N Bottoms. Tops 'N Bottoms sells moderately priced men's and women's apparel. Eighteen of the DEB stores contain Tops 'N Bottoms departments.

        In October 1995, the Company acquired substantially all of the net assets of the Atlantic Book chain for a purchase price of approximately $4,500,000. Atlantic operates 15 locations, including 10 "Atlantic Book Shops", which are small, limited selection book stores, generally open seasonally in Delaware and New Jersey shore resort towns. Atlantic Books also operates five "Atlantic Book Warehouses" which carry a full line of best sellers, new titles and magazines in addition to remainder books. The Atlantic Book Warehouse stores are located in Delaware, Maryland, Pennsylvania and New Jersey.

Merchandising and Marketing

        Deb specializes in junior-sized merchandise and offers an extensive selection of colors and styles. The merchandise is attractively presented in groups coordinated by color and style to assist customers in locating items of their choice and in creating outfits of their own.

        The plus division caters to the plus customer between the ages of 16 to
35. The merchandise is young looking and the fit is adjusted to the plus customer. Prices are affordable and very competitive.

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

        A computerized point-of-sale merchandise data system provides detailed daily information regarding sales and inventory levels by style, color, class and department, thereby permitting the Company to analyze market trends and changing store needs. Since merchandise control statistics are available on a daily basis, the Company can identify slow-moving merchandise and respond to customer buying trends when making repurchase decisions and mark-down adjustments. This permits the Company to maintain current and fresh merchandise in its stores.

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

Stores

        During the fiscal year ended January 31, 1997, Deb opened two additional stores (while closing 25 stores, including one Deb Plus store). Deb also converted 18 Tops 'N Bottoms departments to Plus departments within Deb stores and introduced Plus departments into 74 additional DEB stores. At the present time the Company does not have any new stores or departments scheduled to open in fiscal 1998. The Company is currently scheduled to close 6 stores in the first half of fiscal 1998. During the first quarter of fiscal 1998 the Company will convert two of the DEB PLUS stores to DEB stores and will eliminate 39 DEB PLUS departments in DEB stores. The Company plans to continue to carefully evaluate the profitability of individual stores and close those stores which it believes cannot become profitable or maintain profitability.

        The following table shows apparel store openings and closings for the last five fiscal years.


                                                  Year Ended January 31,
                                          -------------------------------------
                                          1997     1996    1995    1994    1993
                                          ----     ----    ----    ----    ----
Open at beginning of fiscal year.....      308      341     368     373     365
Opened during fiscal year............        2        1       8      11      24
Closed during fiscal year............      (25)     (34)    (35)    (16)    (16)
                                           ---      ---     ---     ---     ---
Open at end of fiscal year...........      285      308     341     368     373
                                           ===      ===     ===     ===     ===

        The following table shows the states in which the Company's 285 existing apparel stores are located.

New England                 East                            Midwest

Connecticut        1        Delaware          1             Illinois         15
Maine              4        Maryland          6             Indiana          10
Massachusetts      8        New Jersey       12             Iowa              4
Rhode Island       1        New York         35             Kansas            3
                 ---        Pennsylvania     45             Kentucky          5
                  14        Virginia         13             Michigan         20
                            West Virginia     7             Minnesota         7
                                            ---             Missouri          7
                                            119             Nebraska          1
                                                            North Dakota      2
                                                            Ohio             27
                                                            South Dakota      1
                                                            Wisconsin        12
                                                                            ---
                                                                            114
South                       West

Georgia           1         California       2
Tennessee         4         Colorado         3
                ---         Idaho            2
                  5         New Mexico       3
                            Oklahoma         4
                            Oregon           6
                            Texas            6
                            Utah             2
                            Washington       5
                                           ---
                                            33

        Deb stores, which average 5,900 square feet, are located primarily in enclosed regional shopping malls and selected strip shopping centers. Deb stores with Tops 'N Bottoms or Plus departments average 7,200 square feet and are all located in enclosed regional shopping malls. Tops 'N Bottoms stores are all located in enclosed regional shopping malls and range in size from 2,300 to 3,400 square feet. New stores are opened in existing malls, existing mall expansions, new malls and occasionally strip centers. Factors considered in opening new stores include the availability of suitable locations and negotiation of satisfactory lease terms, both of which are considered essential to successful operations. Key considerations in selecting sites for new stores include the geographic location of the center, the demographics of the surrounding area, the principal specialty and "anchor" stores within the center, expected customer traffic within the center, and the location of the Company's store within the center itself.

        Stores are distinctively designed for customer identification and are remodeled periodically as necessary. The stores are open generally from 10:00 A.M. to 9:30 P.M., Monday through Saturday, and from Noon to 5:00 P.M. on Sunday.

Operations

        Payments for most of the Company's sales are made in cash or check, and the balance are made with MasterCard, Visa and Discover. For customer convenience, the Company provides lay-away plans. The Company's policy is to permit returns of merchandise for exchange or for a full cash or credit refund, at the customer's preference.

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

        The responsibility for managing the Company's stores rests with the Director of Store Operations and a staff of thirty-five employees consisting of Regional and District Supervisors. A District Supervisor is responsible for an average of ten stores, each of which is staffed by a Store Manager and an Assistant Store Manager and two Junior Assistant Store Managers. The District and Regional Supervisors visit the stores regularly to review merchandise levels, content and presentation, staff training and other personnel issues, store security and cleanliness and adherence to standard operating procedures.

        The merchandising department consists of 42 employees, including the Senior Vice President, Merchandising; Vice President, Merchandising; Merchandise Managers and Buyers. The department is responsible for purchasing, pricing (including mark-downs), inventory planning and allocating merchandise among the stores. The merchandising department's staff is organized in the following apparel categories: sportswear, dresses, coats, lingerie, hosiery, accessories and plus sizes.

        At January 31, 1997, the Company had approximately 2,700 employees, approximately 60% of whom were employed on a part-time basis. The Company has a collective bargaining agreement with the United Paperworkers International Union, Philadelphia Local 286 (UPIU) which expires on December 31, 1998. The UPIU represents the Company's warehouse employees. The collective bargaining agreement covers approximately 80 employees. The Company considers its employee relations to be good.

Competition

        The retail sale of apparel is an extremely competitive business with numerous individual and chain store competitors, including specialty shops as well as regional and national department store chains. Many of the Company's competitors are considerably larger than the Company and have substantially greater financial and other resources.

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

Acquisition of Atlantic Books

        On October 20, 1995 (the "Closing Date") the Company acquired substantially all of the net assets of the Atlantic Book chain for a purchase price of approximately $4,500,000. The Atlantic Book chain consists of 15 stores including five full service warehouse stores located in Delaware, Maryland, Pennsylvania and New Jersey. Atlantic emphasizes convenience, selection and value. The Company considers the warehouse format to be positioned to capitalize on today's consumers' demands for these features. Atlantic's main concentration is in bargain books that are sold at significant discounts from publishers' original retail prices. Atlantic also offers an extensive selection of best-sellers and other hardcover and paperback books and magazines. Each warehouse store is conducive to browsing and shopping, including super-market style shopping carts for the customer who wants to purchase multiple selections.

        Atlantic Books competes with both national super-store chains as well as local book stores. Atlantic Books offers selection similar to the national super-stores, however, in a no-frills atmosphere and at larger discounts.

        The chain trades as Atlantic Books Shops and Atlantic Book Warehouse. The ten non-warehouse stores are located in resort areas in Delaware and New Jersey. These resort stores range in size from 1,000 to 4,600 square feet. The warehouse stores range in size from 12,000 to 26,000 square feet. The warehouse store in Montgomeryville, PA includes the offices for the chain and general warehouse space as well as the retail store.

        The resort stores sell primarily remainder books and some new titles. The warehouse stores carry a full line of best sellers, new titles, and magazines in addition to the remainder books.

        The Company intends to expand the book chain principally through the addition of warehouse stores in high traffic areas. The current focus is on stand alone sites and strip centers for the new stores. Where appropriate, new resort stores will also be considered. Current plans call for one new resort store, the enlargement and relocation of two resort stores and the closing of one resort store.

Item 2.  Properties
-------  ----------

        The Company leases all of its apparel stores and all but one of its book stores. The internal layout and fixtures of each store are designed and constructed under contracts with third parties.

        Under most leases, the Company is required to pay, in addition to fixed minimum rental payments, charges for real estate taxes, common area maintenance fees, utility charges, insurance premiums, mall association charges and contingent rentals based upon a percentage of sales in excess of specified amounts.

        The following table shows the earliest years in which executed apparel store leases existing at January 31, 1997 can be terminated. In many cases the Company has renewal options.

           Calendar Years                           Number of Leases Expiring
           --------------                           -------------------------

           1997 - 1998...........................               73
           1999 - 2000...........................               69
           2001 - 2002...........................               67
           2003 - 2004...........................               36
           2005 - 2006...........................               19
           2007 - 2008...........................               15
           2009 and thereafter...................                6
                                                               ---
                        Total....................              285
                                                               ===

        The Company leases its warehouse, distribution and office space, aggregating 280,000 square feet, pursuant to a twenty year lease which commenced June 15, 1982. This facility is a modern, one story industrial building situated on approximately 20 acres located in the northeast section of Philadelphia. See
Item 13. Certain Relationships and Related Transactions.

        With respect to the locations of present stores, see Item 1. Business-Stores.


Item 3.  Legal Proceedings
-------  -----------------

        The Company is subject to legal proceedings, employment issues and claims which arise in the ordinary course of its business. In the opinion of management, after consultation with outside legal counsel, the ultimate disposition of such proceedings will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

        None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an un-numbered Item in Part I of this Report in lieu of being included in the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 1997.

        The executive officers of the Company, each of whom serves at the discretion of the Board of Directors, are as follows:

        Name            Age     Position with Company                             Officer Since
        ----            ---     ---------------------                             -------------
Marvin Rounick          57      Director, President and Chief Executive Officer         1973
Warren Weiner           53      Director, Executive Vice President, Secretary and
                                Treasurer                                               1973
Allan Laufgraben        58      Senior Vice President, Merchandising                    1995
Barry Vesotsky          51      Vice President, Merchandising                           1981
Stanley A. Uhr          51      Vice President, Real Estate and Corporate Counsel       1988
Lewis Lyons             43      Vice President, Finance and Chief Financial Officer     1992
William F. Gallagher    32      Controller                                              1996

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

        William F. Gallagher has been employed by the Company since 1992; first as Assistant Controller; and from July 1, 1996 as Controller.

                                    PART II
                                    -------

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
------- ------------------------------------------------------------------------

Market Information

        The Company's Common Stock is traded on the over-the-counter market (NASDAQ National Market). Symbol: DEBS.

        The following table sets forth quarterly high and low sales prices for the two most recent fiscal years.

1997                               High          Low
----                               ----          ---

First Quarter                    $5.2500       $3.0000
Second Quarter                    6.5000        4.2500
Third Quarter                     6.1250        4.3750
Fourth Quarter                    5.3750        4.1250


1996                               High          Low
----                               ----          ---

First Quarter                    $5.1250       $3.7500
Second Quarter                    4.2500        2.8750
Third Quarter                     4.1250        3.3750
Fourth Quarter                    3.8125        3.2500

Holders

        As of April 11, 1997, there were 399 holders of record of the Company's Common Stock.

Dividends

        The Company paid regular quarterly dividends for each of the fiscal quarters in the two most recent fiscal years. During this time period, the per share amount of these dividends on Common Stock was $.05 for each such fiscal quarter of fiscal 1996 and 1997. The Company currently intends to follow a policy of regular quarterly cash dividends, subject to earnings, capital requirements and the operating and financial condition of the Company, among other factors.

Item 6.  Selected Financial Data
-------  -----------------------

        The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                        Deb Shops, Inc. and Subsidiaries

                       Consolidated Financial Highlights


                                                                                 Year Ended January 31,
                                                    ----------------------------------------------------------------------------
(in thousands, except per share and ratio data)       1997            1996             1995             1994              1993
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                           $187,493        $176,733         $202,938         $221,070          $229,459
Cost of Sales, Including Buying and
     Occupancy Costs                                 151,770         142,347          162,000          166,569           172,027
(Loss) Income Before Income Taxes                     (5,655)         (6,224)          (4,619)           7,396            10,352
Net (Loss) Income                                     (3,855)         (4,224)          (2,719)           5,146             7,252
Net (Loss) Income as a Percent of Net Sales            (2.1%)          (2.4%)           (1.3%)            2.3%              3.2%
Net (Loss) Income Per Common Share                      (.30)           (.33)            (.21)             .33               .46
Total Assets                                          94,531          95,597          106,202          132,932           131,238
Capital Lease Obligations                              1,827           1,986            2,040            2,040             2,040
Shareholders' Equity                                  74,014          80,493           87,383          109,389           107,346
Book Value per Share at Year End                        5.76            6.27             6.80             6.98              6.86
Cash Dividend per Share of Common  Stock                 .20             .20              .20              .20               .20

Not covered by report of Independent Public Accountants.

Item 7.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND OPERATIONS

Overview

Deb Shops, Inc. (the "Company") operates 275 women's specialty apparel retail stores offering moderately priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sized women. The Company also operates 10 Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

        In October 1995, the Company acquired substantially all of the net assets of the Atlantic Book chain for a purchase price of approximately $4,500,000. Atlantic operates 15 locations, including 10 "Atlantic Book Shops", which are small limited selection book stores, generally open seasonally in Delaware and New Jersey shore resort towns. Atlantic Books also operates five much larger "Atlantic Book Warehouses" which carry a full line of best sellers, new titles and magazines in addition to remainder books. The Atlantic Book Warehouse stores are located in Delaware, Maryland,. Pennsylvania and New Jersey

        Results of operations for the Company for the fiscal year ended January 31, 1997 and 1996, are presented on a consolidated basis and are segmented to provide relevant information concerning the Company's retail apparel store business which is the Company's principal line of business and the retail book business.

Results of Operations - Consolidated

        Consolidated net sales increased $10,759,000 (6.1%) from fiscal 1996 to 1997 as compared to a decrease of $26,205,000 (12.9%) from fiscal 1995 to 1996. The increase during fiscal 1997 is primarily the result of a full year of sales in the book business and, to lesser extent, an increase in the apparel business. The decrease during fiscal 1996 was primarily due to reduced apparel sales partially offset by sales in the book business which was acquired in October of 1995.

        The changes in net sales, cost of sales, selling and administrative expense and net loss are more fully described in the sections on "Apparel Business" and "Book Business" that follow.

        Other income, principally interest, increased $372,000 (22.1%) from fiscal 1996 to 1997 and increased $841,000 (99.7%) from fiscal 1995 to 1996. Interest income is offset by losses on disposition of fixed assets. The increase in fiscal 1997 is primarily the result of lower write-offs in fiscal 1997 as compared to fiscal 1996 from the disposition of fixed assets. The increase in fiscal 1996 is primarily the result of the increase in the interest rate as the Company moved its investments from tax-free to higher yielding investments.

        Net loss before income taxes decreased $570,000 (9.2%) from fiscal 1996 to 1997 and increased $1,606,000 (34.8%) from fiscal 1995 to 1996. The improvement from 1996 to 1997 is comprised of an increase in the book business partially offset by a decline in the apparel business. The effective income tax (benefit) rate for fiscal 1997, 1996 and 1995 was (31.8%) (32.1%) and (41.1%), respectively. The effective tax rate benefit for fiscal 1997 and 1996 is lower than the statutory rate primarily as the result of state income tax expense. The effective tax rate for fiscal 1995 is higher than the statutory rate primarily as the result of tax-free interest income.

Results of Operations - Apparel Business

        Net sales increased to $176,416,000 from $173,554,000 or $2,862,000
(1.6%) in fiscal 1997 and 1996, respectively and decreased to $173,554,000 from $202,938,000 or $29,384,000 (14.5%) in fiscal 1996 and 1995, respectively. The increase in net sales in fiscal 1997 was principally attributable to a return of fashion direction in the woman's specialty apparel industry, the Company's new focus on a younger customer and improved visual merchandising in the stores. The decrease in net sales in fiscal 1996 was principally attributable to continued customer resistance to product and pricing and a lack of fashion direction in the women's specialty apparel industry.

        Management continues to try to adjust the product mix and pricing philosophy in an effort to stimulate sales. During fiscal 1997 the Company introduced plus sizes into approximately one-third of the chain. Plus sizes generated sales of approximately $15,000,000 in 1997. This strategy offers a larger assortment of merchandise to an expanded customer base in an effort to increase sales per store. During fiscal 1998 the Company will reduce the number of stores carrying plus sizes by approximately 50% in order to better focus the plus sizes in the appropriate markets and improve the profitability of the plus size business. In fiscal 1996 the Company introduced shoes into 200 of its locations in an attempt to generate new business and add-on sales. The addition of shoes added approximately $6,400,000 and $4,600,000 to sales for fiscal 1997 and 1996, respectively.

        The following table sets forth certain per store information.

                                                            Per Store Data(1)
                                                        Year Ended January 31,
                                                      --------------------------
                                                        1997      1996     1995
                                                        ----      ----     ----
Stores open at end of the period                         285       308      341
Average number in operation during the period            299       334      357
Average net sales per store (in thousands)              $590      $520     $568
Average net operating loss per store (in thousands)    ($ 30)    ($ 25)   ($ 15)
Comparable Store Sales(2) - Percent Change              9.5%    (10.4%)   (7.9%)

-------------------
(1) Includes Tops 'N Bottoms stores

(2) Comparable store sales includes stores opened for both periods, in the current format and location. A store is added to the comparable store base in its 13th month of operation.

        Cost of sales, including buying and occupancy costs, increased to $144,275,000 from $140,190,000 or $4,085,000 (2.9%) in fiscal 1997 and 1996, respectively and decreased to $140,190,000 from $162,000,000 or $21,810,000
(13.5%) in fiscal 1996 and 1995, respectively. The fiscal 1997 increase in cost of sales, including buying and occupancy costs was principally due to the decrease in margins related to the introduction of plus sizes as discussed above. The 1996 fiscal decrease in cost of sales, including buying and occupancy costs was principally due to a decline in average net sales per store and a decline in the average number of stores in operation during the periods. As a percentage of net sales, these costs were 81.8% during fiscal 1997, 80.8% during fiscal 1996, and 79.8% during fiscal 1995. For fiscal 1997, the increased cost of sales percentage resulted from decreased margins in the plus size business which was added during the year. For fiscal 1996, the increased cost of sales percentage resulted from the need to markdown inventory to reduce inventory levels and the decrease in sales for that fiscal year. Buying and occupancy costs were 19.5%, 21.8% and 19.7% of sales for the fiscal years 1997, 1996 and 1995, respectively. The percentage decrease in fiscal 1997 as compared to 1996 resulted principally from increased sales during the period and the favorable effect of closing underperforming stores during 1997 and 1996. The percentage increases in fiscal 1996 as compared to 1995 resulted principally from decreased sales during the periods.

        Selling and administrative expenses decreased to $37,423,000 from $37,922,000 or $499,000 (1.3%) in fiscal 1997 and 1996, respectively and to
$37,922,000 from $42,314,000 or $4,392,000 (10.4%) in fiscal 1996 and 1995, respectively. The decrease in these expenses for fiscal 1997 and 1996 was mainly due to cost controls and the reduction in the number of stores. The decrease in selling and administrative costs for fiscal 1997 was offset by the $560,000 cost for the termination of the Company's private label credit card program. As a percentage of net sales, these expenses were 21.4% during fiscal 1997, 21.9% during fiscal 1996 and 20.9% during fiscal 1995. The percentage increases in fiscal 1996 was the result of sales for the period being insufficient to cover fixed overhead.

        Depreciation expense decreased $449,000 from fiscal 1996 to 1997 and $470,000 from fiscal 1996 to 1995. The decrease is principally attributed to the write-off of leasehold improvements of closed stores.

        The operating loss increased to $8,450,000 from $8,176,000 or $274,000 (3.4%) in fiscal 1997 and 1996, respectively, and to $8,176,000 from $5,463,000 or $2,713,000 (49.7%) in 1996 and 1995, respectively. As a percentage of sales, the operating loss was (4.8%) in fiscal 1997, (4.7%) in fiscal 1996 and (2.7%) in fiscal 1995. In fiscal 1997, the increase in operating loss was primarily attributable to lower margins principally resulting from the start-up of the plus size business. As a result of the introduction of plus sizes in April 1996, and the necessity to sell through that first season's inventory in three months, margins were only maintained at minimal levels. The second season of plus size business showed an improvement in margins; however, margins remain below normal levels as a result of the promotional nature of the introduction of the line. These lower margins on the plus size business were sufficient to adversely affect overall margins for the entire apparel business. The operating loss in fiscal 1996 was primarily attributable to the decrease in total sales for that year. The operating loss for fiscal 1995 was partially offset (to the extent of $600,000) by refunds of insurance premiums received during the first quarter of that year.

Results of Operations - Book Business

        Fiscal 1997 was the first full year the Company operated its book business. The book business was acquired in 1995 and was operated for four months during fiscal 1996.

        Net sales increased to $11,077,000 from $3,179,000 or $7,898,000
(248.4%) from the inception period in fiscal 1996 to fiscal 1997. The increase resulted from a full years operation in fiscal 1997 as compared to four months in the inception period in 1996, as well as the addition of two warehouse stores during fiscal 1997.

        The following table sets forth certain per store information:

                                                          Per Store Data
                                                    Year Ended January 31, 1997
                                                    ---------------------------
Stores open at end of year-Resort Stores                        10
Average number in operation during the period                   10
Average net sales per store Resort store (in thousands)       $288
Stores open at end of year - Warehouse Stores                    5
Average number in operation during the period                    3
Average net sales per Warehouse Store (in thousands)        $2,732
Comparable Store Sales (1)  Percent Change                      4.9%

        Cost of sales, including buying and occupancy costs, increased to $7,496,000 from $2,157,000 or $5,339,000 (247.5%) from the inception period in
1996 to fiscal 1997. As a percentage of net sales, cost of sales, buying and occupancy costs were 67.7% in fiscal 1997 and 67.8% in the inception period in 1996. As a percentage of net sales, buying and occupancy costs were 12.9% in fiscal 1997 and 10.3% in the inception period in 1996.

        Selling and administrative costs increased to $2,513,000 from $639,000 or $1,874,000 (293.3%) from the inception period in 1996 to fiscal 1997. As a percentage of net sales, selling and administrative costs were 22.7% in fiscal 1997 and 20.1% in the inception period in 1996.

        Depreciation and amortization expense was $322,000 in fiscal 1997 which represents 2.9% of net sales.

        Operating income increased to $746,000 from $267,000 or $479,000 (179.7%) from the inception period in 1996 to fiscal 1997. As a percentage of net sales, operating income represents 6.7% in fiscal 1997 and 8.4% in the inception period in 1996.

----------------------------------
1 Comparable store sales includes stores opened for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation. The "Percent Change" represents the comparison of the period, from the date of acquisition to January 31, 1996, with the same time period in fiscal 1997.

Liquidity and Capital Resources - Consolidated

        During the past three fiscal years the Company funded internally all of its operating needs, including capital expenditures for the opening of new apparel and book stores, remodeling of existing apparel and book stores, the purchase of the book business and its related net assets and the acquisition of treasury stock. Total cash (used in) or provided by operating activities, for fiscal years ended January 31, 1997, 1996 and 1995 was ($178,000), $9,897,000
and $65,000, respectively. For fiscal 1997, cash used in operations was caused by the fiscal 1997 loss and an increase in merchandise inventories and was partially offset by an increase in trade accounts payable and non-cash charges for depreciation and amortization. For fiscal 1996 and 1995, the net loss was offset by cash provided by operations as a result of non-cash charges for depreciation and decreased merchandise inventories. The inventory turn-over rate for the apparel business was approximately 4.3 times during fiscal year ended January 31, 1997 and 3.1 times during the fiscal year ended January 31, 1996 and
2.5 times during the fiscal year ended January 31, 1995. The improved inventory turn-over rate in fiscal 1997 did not result in an improvement in profitability due to the decreased margins as previously discussed. The inventory turn-over rate for the book business was approximately 1.5 times during the fiscal year ended January 31, 1997.

        Net cash used in investing activities was $3,756,000, $5,347,000 and $1,735,000 for the fiscal years ended January 31, 1997, 1996, and 1995, respectively. In October 1995, the Company acquired substantially all of the net assets of the Atlantic Book chain for a purchase price of approximately $4,468,000, which was funded from the Company's internal funds. During fiscal 1997 and 1995, these funds were principally used in the purchase of property, plant and equipment, net of proceeds from the sale of investments in fiscal 1995. During fiscal 1997, the Company expended $3.8 million for property and equipment additions to open 2 new book stores and 2 new apparel stores and remodel existing stores. During fiscal 1995, the Company expended $2.6 million for property and equipment additions to open 8 new stores and remodel existing stores.

        Net cash used in financing activities was $2,784,000, $3,592,000 and $19,334,000 for the fiscal years 1997, 1996 and 1995, respectively. For the fiscal year ended January 31, 1995, these funds were used for the purchase of treasury stock and the payment of dividends on preferred and common stock. On April 4, 1994, the Company purchased the 2,761,800 shares of its common stock owned by Petrie Stores Corporation at a cash price of $6.05 per share, for a total cash outlay of approximately $16,800,000, including transaction costs. That price represented a substantial discount from book value of $6.98 per share. The purchase price was funded entirely from a portion of the Company's short-term investments. For the fiscal years ended January 31, 1997 and 1996, these funds were used for the payment of dividends on preferred and common stock.

        As of January 31, 1997, the Company had cash and cash equivalents of $44,851,000 compared with $51,569,000 at January 31, 1996 and $50,610,000 at
January 31, 1995. From fiscal 1993 to 1996, the Company has trended toward lower sales and from fiscal 1991 to 1996 the Company has trended toward lower earnings. The Company opened a plus sized operation during the first quarter of fiscal 1997 in approximately one-third of its stores. This required the hiring of a buying staff, the remodeling of certain locations, and the purchase of inventory. The Company's present intention is to expand the book store business by opening additional warehouse stores. Opening a warehouse book store is capital intensive, between leasehold improvements and initial inventory. It is anticipated that the funds to finance this expansion will come from the cash and cash equivalents on hand. During fiscal 1997, the Company opened two additional warehouse stores. One of the locations is leased and the other location is owned. The Company purchased the store for approximately $2,100,000 in May 1996. It is not the Company's intention to purchase store locations. However, when the location and the economics are suitable, such transactions will be evaluated. Other than these items there are no known other trends or commitments, events or other uncertainties that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company believes that internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs.

Income Taxes

        The effective income tax (benefit) rate for fiscal 1997, 1996 and 1995 was (31.8%) (32.1%) and (41.1%), respectively. The effective tax rate benefit for fiscal 1997 and 1996 is lower than the statutory rate primarily as the result of state income tax expense. The effective tax rate for fiscal 1995 is higher than the statutory rate primarily as the result of tax-free interest income.

Inflation

        Inflation has had little impact on the operating results of the Company since inflation rates are relatively low and inventory turns are frequent. Inflation has had no meaningful effect on the other assets of the Company.

Seasonal Nature of Operations

        Approximately 54% and (7%) of the Company's net sales and net (loss), respectively, for fiscal 1997 occurred during the last six months as compared to 54% and (6%) in the prior year. The last six months include the Back-to-School and Christmas selling seasons. See "Quarterly Financial Information (Unaudited)", and the preceding discussion on "Results of Operations".

Forward-Looking Statements

        The Company has made in this report, and from time to time may otherwise make, "forward-looking statements" (as that term is defined under Federal Securities Laws) concerning the Company's future operations, performance, profitability, revenues, expenses and financial condition. This report includes, in particular, forward-looking statements regarding store closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company's ability to improve margins, respond to changes in fashion and the Company's ability to retain key management personnel. Such factors may also include other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.

Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
of Deb Shops, Inc.:

We have audited the accompanying consolidated balance sheets of Deb Shops, Inc. (a Pennsylvania corporation) and subsidiaries as of January 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deb Shops, Inc. and subsidiaries as of January 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1997 in conformity with generally accepted accounting principles.

                                                        ARTHUR ANDERSEN LLP

Philadelphia, PA
   March 5, 1997

                        DEB SHOPS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                                  Year Ended January 31,
                                                   ----------------------------------------------
                                                       1997             1996             1995
-------------------------------------------------------------------------------------------------
Net Sales                                          $187,492,861     $176,733,372     $202,937,909
                                                   ------------      -----------     ------------
Costs and Expenses
  Cost of sales, including buying
    and occupancy costs                             151,770,240      142,347,035      161,999,660
  Selling and administrative                         39,942,791       38,643,256       42,314,134
  Depreciation and amortization                       3,490,816        3,652,046        4,086,707
                                                   ------------      -----------     ------------
                                                    195,203,847      184,642,337      208,400,501
                                                   ------------      -----------     ------------
Operating Loss                                       (7,710,986)      (7,908,965)      (5,462,592)
Other Income, Principally Interest                    2,056,177        1,684,560          843,721
                                                   ------------      -----------     ------------
Loss Before Income Taxes                             (5,654,809)      (6,224,405)      (4,618,871)
Income tax benefit                                   (1,800,000)      (2,000,000)      (1,900,000)
                                                   ------------      -----------     ------------
Net Loss                                           ($ 3,854,809)     ($4,224,405)    ($ 2,718,871)
                                                   ============      ===========     ============
Net Loss Per Common Share                          ($       .30)     ($      .33)    ($       .21)
                                                   ============      ===========     ============
Weighted Average Number of Common
  Shares Outstanding                                 12,844,680       12,845,316       13,268,236
                                                   ============      ===========     ============

The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                           January 31,
                                                  -----------------------------
                                                      1997             1996
-------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                       $44,850,895       $51,569,038
  Merchandise inventories                          22,907,072        16,655,946
  Prepaid expenses and other                        2,757,308         3,890,710
  Current deferred income taxes                     1,374,050           949,128
                                                  -----------       -----------
    Total current assets                           71,889,325        73,064,822
                                                  -----------       -----------
Property, Plant and Equipment - at cost
  Land                                                150,000             ---
  Building                                          4,324,052         1,982,000
  Leasehold improvements                           29,131,896        29,611,550
  Furniture and equipment                          15,443,618        16,135,884
                                                  -----------       -----------
                                                   49,049,566        47,729,434
  Less accumulated depreciation and amortization   31,745,736        30,573,512
                                                  -----------       -----------
                                                   17,303,830        17,155,922
                                                  -----------       -----------
Other Assets
  Goodwill, net of accumulated amortization of
     $285,648 and $71,412, respectively             2,932,757         3,146,993
  Long term deferred income taxes                   1,237,290         1,062,212
  Other                                             1,167,514         1,167,514
                                                  -----------       -----------
    Total other assets                              5,337,561         5,376,719
                                                  -----------       -----------
                                                  $94,530,716       $95,597,463
                                                  ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                          $13,792,280       $ 8,585,210
  Accrued expenses                                  4,897,409         4,532,801
                                                  -----------       -----------
    Total current liabilities                      18,689,689        13,118,011
                                                  -----------       -----------
Capital Lease Obligation                            1,826,787         1,986,267
                                                  -----------       -----------
Commitments and Contingencies (Note D and G)
Shareholders' Equity
  Series A Preferred stock, par value $1.00 a share:
    Authorized - 5,000,000 shares
    Issued and outstanding - 460 shares,
      liquidation value $460,000                          460               460
  Common stock, par value $.01 a share:
    Authorized - 25,000,000 shares
    Issued shares-1997: 15,688,290;
        1996: 15,688,290                              156,883           156,883
  Additional paid-in capital                        5,541,944         5,541,944
  Retained earnings                                85,891,376        92,370,321
                                                  -----------       -----------
                                                   91,590,663        98,069,608
Less common treasury shares, at cost -
  1997: 2,843,610; 1996: 2,843,610                 17,576,423        17,576,423
                                                  -----------       -----------
                                                   74,014,240        80,493,185
                                                  -----------       -----------
                                                  $94,530,716       $95,597,463
                                                  ===========       ===========

The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                            Preferred Stock             Common Stock
                                            -----------------------------------------------
                                            Shares    Amount         Shares          Amount
-------------------------------------------------------------------------------------------
Balance January 31, 1994                     460       $460        15,688,290      $156,883
                                            ----       ----        ----------      --------
Exercise of stock options
Balance January 31, 1995                     460        460        15,688,290       156,883
                                            ----       ----        ----------      --------
Exercise of stock options
Balance January 31, 1996                     460        460        15,688,290       156,883
                                            ----       ----        ----------      --------
Exercise of stock options
Balance January 31, 1997                     460       $460        15,688,290      $156,883
                                            ====       ====        ==========      ========

                                                   Additional
                                                    Paid-In           Retained          Treasury
                                                    Capital           Earnings            Stock
--------------------------------------------------------------------------------------------------
Balance January 31, 1994                          $5,666,744        $104,562,522      $   997,968
Net (loss)                                           ---              (2,718,871)          ---
Dividends on preferred stock ($120 per share)        ---                 (55,200)          ---
Dividends on common stock ($.20 per share)           ---              (2,569,589)          ---
Issuance of restricted incentive stock, net         (124,800)             ---            (171,760)
Purchase of 2,761,800 shares of common stock         ---                  ---          16,708,890
                                                  ----------         -----------      -----------
Balance January 31, 1995                           5,541,944          99,218,862       17,535,098
Net (loss)                                           ---              (4,224,405)          ---
Dividends on preferred stock ($120 per share)        ---                 (55,200)          ---
Dividends on common stock ($.20 per share)           ---              (2,568,936)          ---
Acquisition of treasury stock                        ---                 ---               41,325
                                                  ----------         -----------      -----------
Balance January 31, 1996                           5,541,944          92,370,321       17,576,423
Net (loss)                                           ---              (3,854,809)          ---
Dividends on preferred stock ($120 per share)        ---                 (55,200)          ---
Dividends on common stock ($.20 per share)           ---              (2,568,936)          ---
                                                  ----------         -----------      -----------
Balance January 31, 1997                          $5,541,944         $85,891,376      $17,576,423
                                                  ==========         ===========      ===========

The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Year Ended January 31,
                                                                     ------------------------------------------------
                                                                           1997            1996              1995
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                           ($3,854,809)      ($4,224,405)      ($2,718,871)
  Adjustments to reconcile net loss to
   net cash (used in) provided by operating activities:
     Depreciation and amortization                                     3,490,816         3,652,046         4,086,707
     Issuance of restricted incentive stock, net                           ---             (41,325)           46,960
     Gain on disposition of investments                                    ---               ---             (17,202)
     Deferred income tax (benefit) provision                            (600,000)         (150,000)          297,789
     Loss on retirement of property, plant and equipment                 331,743           947,608           835,394
  Change in assets and liabilities:
     (Increase) decrease in merchandise inventories                   (6,251,126)       14,337,455         4,196,711
     Decrease (increase) in prepaid expenses and other                 1,133,402           162,696        (1,938,103)
     Increase (decrease) in trade accounts payable                     5,207,070        (4,108,742)       (1,884,985)
     Increase (decrease) in accrued expenses                             364,608          (678,192)           (4,954)
     (Decrease) in income taxes                                            ---               ---          (2,834,878)
                                                                     -----------       -----------       -----------
     Net cash (used in) provided by operating activities                (178,296)        9,897,141            64,568
                                                                     -----------       -----------       -----------
Cash flows from investing activities:
  Purchase of business and related net assets,
     net of cash acquired (Note B)                                         ---          (4,468,016)             ---
  Purchase of property, plant and equipment, net                      (3,756,231)       (  878,590)       (2,609,769)
  Proceeds from sale of investments                                        ---              ---              874,874
                                                                     -----------       -----------       -----------
    Net cash used in investing activities                             (3,756,231)       (5,346,606)       (1,734,895)
                                                                     -----------       -----------       -----------
Cash flows from financing activities:
  Preferred stock cash dividends paid                                    (55,200)          (55,200)          (55,200)
  Common stock cash dividends paid                                    (2,568,936)       (2,568,936)       (2,569,589)
  Repurchase of treasury stock                                             ---              ---          (16,708,890)
  Repayment of notes payable                                               ---            (913,415)           ---
  Principal payment under capital lease obligations                     (159,480)         ( 54,141)           ---
                                                                     -----------       -----------       -----------
    Net cash used in financing activities                             (2,783,616)       (3,591,692)      (19,333,679)
                                                                     -----------       -----------       -----------
(Decrease) increase in cash and cash equivalents                      (6,718,143)          958,843       (21,004,006)
 Cash and cash equivalents at beginning of year                       51,569,038        50,610,195        71,614,201
                                                                     -----------       -----------       -----------
 Cash and cash equivalents at end of year                            $44,850,895       $51,569,038       $50,610,195
                                                                     ===========       ===========       ===========

Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the year for:
    Interest on capital lease obligation                             $   391,000      $    420,000       $   444,000
    Income taxes, net                                                ($2,278,742)      ($1,441,444)      $ 2,602,263

The notes to consolidated financial statements are an integral part of these financial statements.

DEB SHOPS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- A - SUMMARY OF SIGNIFICANT
      ACCOUNTING POLICIES

Consolidation: The consolidated financial statements of Deb Shops, Inc. (the Company) include the accounts of the Company and its subsidiaries, after elimination of all inter-company transactions and accounts.

Background: The Company retails moderately priced fashion apparel for junior and plus sized females and males through 285 stores. The Company's stores are located in regional malls and strip centers principally located in the east and mid-western regions of the country. The Company also operates a chain of 15 book stores located in Delaware, Maryland, Pennsylvania and New Jersey.

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

Inventories: All apparel merchandise inventories are stated at the lower of cost (first-in, first-out method) or market, as determined by the retail inventory method. Book inventories are stated at the lower of cost (first-in, first-out method) or market.

New Accounting Pronouncements: In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. The Company adopted SFAS No. 121 effective February 1, 1996. The adoption did not have a material effect on the Company's financial condition or results of operations.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company has elected to adopt the disclosure requirement of this statement. The effect of adopting SFAS No. 123 was not material.

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

Net Loss Per Common Share: Net loss per common share and all per share amounts are based upon the weighted average common shares outstanding during each year including the dilutive effect of stock options and restricted incentive stock.

Statements of Cash Flows: The Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents. Included in cash and cash equivalents at January 31, 1997 is $44,001,000 of investments in money market mutual funds and municipal bonds. They are carried at cost which approximates market.

- B -ACQUISITION OF BUSINESS

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

        Merchandise inventories                 $2,417,027
        Prepaid expenses and other                 137,690
        Property, plant and equipment              740,011
        Goodwill                                 3,213,405
        Trade accounts payable                  (1,029,969)
        Accrued expenses                           (96,733)
        Notes payable                             (913,415)
                                                ----------
                                                $4,468,016
                                                ==========

- C - INCOME TAXES

        Income tax (benefit) consists of the following components:


                                          Year Ended January 31,
                               ------------------------------------------------
                                    1997             1996              1995
                                -----------       -----------       -----------
Current:
     Federal .............      ($1,450,000)      ($2,150,000)      ($1,850,000)
     State ...............          250,000           300,000           250,000
                                -----------       -----------       -----------
                                 (1,200,000)       (1,850,000)       (1,600,000)
                                -----------       -----------       -----------

Deferred:
     Federal .............         (550,000)         (100,000)         (250,000)
     State ...............          (50,000)          (50,000)          (50,000)
                                -----------       -----------       -----------
                                   (600,000)         (150,000)         (300,000)
                                -----------       -----------       -----------
                                ($1,800,000)      ($2,000,000)      ($1,900,000)
                                ===========       ===========       ===========


        The tax benefit generated during fiscal 1997, 1996 and 1995 will be realized by carrying back the loss to income generated during previous years. The refunds are included in prepaid expenses.

        A reconciliation of the Company's effective income tax with the statutory federal rate follows:



                                          Year Ended January 31,
                               ------------------------------------------------
                                    1997             1996              1995
                                -----------       -----------       -----------

Tax (benefit) at statutory
   rate                         ($1,923,000)     ($2,116,000)     ($1,570,000)

Tax-free income                        --            (22,000)        (441,000)

State income taxes,
      net of federal tax            132,000          165,000          132,000

Other                                (9,000)         (27,000)         (21,000)
                                -----------      -----------      -----------
                                ($1,800,000)     ($2,000,000)     ($1,900,000)
                                ===========      ===========      ===========


        The deferred tax effect of temporary differences giving rise to the Company's deferred tax assets are:

                                                       January 31,
                                            ------------------------------
                                             1997                 1996
                                        -----------           -----------
Deferred Tax Asset
        Uniform cost capitalization     $   435,000            $  272,000
        Capital lease obligation            389,000               412,000
        Deferred rent                       323,000               323,000
        Depreciation                        848,000               650,000
        Accrued expenses                    636,000               592,000
        Other                               203,000                 ---
                                        -----------           -----------
                                          2,834,000             2,249,000
Deferred Tax Liabilities
        Prepaid Expenses                   (223,000)             (238,000)
                                        -----------           -----------
                                        $ 2,611,000           $ 2,011,000
                                        ===========           ===========

- D -LEASES

        The Company leases all of its retail apparel stores and all but one of its book stores for periods ranging from one to 25 years, including renewal options. In most instances, the Company pays real estate taxes, insurance and maintenance costs on the leased properties and contingent rentals based upon a percentage of sales. The warehouse and office building occupied by the Company is leased from a partnership whose partners include three of the Company's directors including the President and Executive Vice President. The warehouse bookstore in Montgomeryville, Pennsylvania is leased from a partnership whose partners are Mark Simon, an employee and officer of the book subsidiary and Martin Simon, a consultant to the book subsidiary.

        Under the terms of the warehouse and office building lease, the Company is required to pay annual rentals as reflected under "Capital Lease" in the lease table below. The lease term is 20 years and requires the Company to pay all real estate taxes, utilities and maintenance costs. The warehouse and office building lease has a net book value of $595,000 at January 31, 1997 and is accounted for as a capital lease. Asset amounts are included in buildings and improvements and are depreciated over twenty years.

        Interest expense related to the capital lease obligation amounted to $391,000, $420,000 and $444,000 for the years ended January 31, 1997, 1996 and
1995, respectively, and is included in selling and administrative expense.

        Future minimum rental commitments for all noncancellable leases at January 31, 1997 are as follows:
                                                  Capital            Operating
                                                   Lease              Leases
--------------------------------------------------------------------------------
1998....................................          $550,000        $ 15,119,000
1999....................................           550,000          14,166,000
2000....................................           550,000          11,945,000
2001....................................           550,000          10,322,000
2002....................................           550,000           8,066,000
Thereafter...........................              230,000           6,559,000
                                                 ---------        ------------

Total minimum rental commitments........         2,980,000        $ 66,177,000
                                                                  ============
Imputed interest........................        (1,153,213)
                                                ----------
Present value of net minimum
  lease payments........................        $1,826,787
                                                ==========

        Total rental expense under operating leases amounted to $17,944,000, to $19,043,000 and $20,003,000 in fiscal 1997, 1996 and 1995, respectively. Such amounts include contingent rentals based upon a percentage of sales of $1,650,000, $790,000 and $730,000 in fiscal 1997, 1996 and 1995, respectively.

- E-STOCK OPTION PLAN

        Effective October 1995, the Company adopted an Incentive Stock Option Plan (the Plan). The Plan is administered by a Stock Option Committee designated by the Board of Directors. Under the Plan, a maximum of 2,000,000 shares of the Company's common stock, par value $.01 per share, may be issued by the Company and sold to selected key employees on the basis of contribution to the operations of the Company. The price payable for the shares of Common Stock under each stock option will be fixed by the Committee at the time of grant, but will be no less than 100% of the fair market value of the Company's common stock at the time the stock option is granted. Options are exercisable commencing one year after the date of grant, subject to such vesting requirements as the Committee may specify. The granted options expire through February 2001. The weighted average remaining contractual life of these options is approximately 4 years. During fiscal 1996 and 1997, the Company issued 355,000 and 35,000 options, respectively, to purchase common stock at $3.25 and $3.50 per share which was the fair market value on the date of grant, as summarized below:

                                                                                  Weighted
                                                                                   Average
                                                                   Shares       Exercise Price
                                                                   ------       --------------

Outstanding, January 31, 1995 ...............................          --            --
         Granted during period (at $3.25 and $3.50 per share)       355,000       $   3.27
         Canceled during period .............................          --            --
         Exercised during period ............................          --            --
                                                                    -------       --------
Outstanding, January 31, 1996. (at $3.25 and $3.50 per share)       355,000           3.27
         Granted during period (at $3.25 per share) .........        35,000           3.25
         Canceled during period .............................          --            --
         Exercised during period ............................          --            --
                                                                    -------       --------
Outstanding, January 31, 1997 (at $3.25 and $3.50 per share)        390,000       $   3.27
                                                                    =======       ========


        At January 31, 1997, there were 127,500 exercisable options at prices ranging from $3.25 to $3.50 per share with an aggregate exercise price of $418,750. There were 1,610,000 shares reserved for future grant.

        The disclosure requirements of applying SFAS No. 123 "Accounting for Stock Based Compensation" were omitted as it was not material.

- F -RESTRICTED STOCK INCENTIVE PLAN

        Effective June 1, 1990, the Company adopted a Restricted Stock Incentive Plan (RSIP) administered by the Company's Stock Option Committee. Under the RSIP a maximum 300,000 shares of the Company's Common Stock may be awarded as bonuses to key employees. No more than 100,000 shares may be issued under this plan during any calendar year. Upon grant, the shares shall be registered in the name of the recipient who shall have the right to vote the shares and receive cash dividends, but the right to receive the certificates and retain the shares does not vest until the grantee has remained in the employ of the Company for a period determined by the Stock Option Committee. At the time of the vesting, a portion of the shares may be withheld to cover withholding taxes due on the compensation income resulting from the grant. During fiscal 1996 and 1995, 8,265 and 8,320 shares, respectively, of treasury stock were withheld to cover withholding taxes. These have been included in the acquisition of treasury stock and the issuance of restricted incentive stock, net on the consolidated statements of shareholders' equity.

        In fiscal 1997 and 1996, no shares were granted under the RSIP. During fiscal 1995, 20,000 shares were granted under the RSIP. Compensation expense in the year ended January 31, 1995 was $100,000. At January 31, 1997 there were 206,000 shares reserved for future grant.

- G-COMMITMENTS AND CONTINGENCIES

        The Company has an unsecured line of credit aggregating $20,000,000 at January 31, 1997. Of this amount, $2,849,000 was outstanding as letters of credit for the purchase of inventory.

        The Company entered into a five year agreement with a bank during fiscal 1994 for the use of a private label credit card bearing the Company's name. The Company paid a fee based on a percent of sales. The agreement was terminated as of June 30, 1996 and the Company incurred a termination fee of $560,000. The bank has assumed all future obligations associated with the portfolio.

        The Company entered into an employment agreement with a key employee during fiscal 1997. The agreement provides for a base salary plus a bonus of 4% of the improvement in the operating results of the apparel business. The Company entered into a bonus agreement with a key employee during fiscal 1997. The agreement provides for a bonus of 2% of the improvement in operating results of the apparel business. No payment was required in 1997 under either agreement.

        The Company is subject to legal proceedings, employment issues and claims which arise in the ordinary course of its business. In the opinion of management, after consultation with outside legal counsel, the ultimate disposition of such proceedings will not have a materially adverse affect on the Company's consolidated financial position or results of operations.

- H-RELATED PARTY TRANSACTION

        On November 22, 1996, the Company loaned $8,330,000 to an affiliated entity of a principal stockholder, in connection with a refinancing. The loan was written on a demand basis, was secured by a first mortgage, and bore interest at an annual rate of 8.5%. The loan was repaid, in full, on December 5, 1996.

                                Deb Shops, Inc.
                        Quarterly Financial Information
                                  (Unaudited)

Amounts in Thousands                First      Second       Third       Fourth
Except Per Share Data              Quarter     Quarter     Quarter      Quarter
--------------------------------------------------------------------------------

Net sales
  1997                             $38,039     $48,460     $46,386      $54,608
  1996                             $39,101     $42,317     $41,672      $53,643

Cost of sales, including buying
  and occupancy costs
  1997                             $31,473     $40,600     $38,887      $40,810
  1996                             $32,770     $34,612     $35,536      $39,429
Net (loss) income
  1997                            ($ 1,939)   ($ 1,652)   ($ 2,458)     $ 2,194
  1996                            ($ 2,299)   ($ 1,652)   ($ 2,793)     $ 2,520
Net (loss) income per share
  1997                            ($   .15)   ($   .13)   ($   .19)     $   .17
  1996                            ($   .18)   ($   .13)   ($   .22)     $   .20
Cash dividends per common share
  1997                             $   .05     $   .05     $   .05      $   .05
  1996                             $   .05     $   .05     $   .05      $   .05

Item 9.  Disagreements on Accounting and Financial Disclosure

        None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)     Directors of the Registrant

        The required information with respect to each director is contained in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 30, 1997, which is incorporated in this Form 10-K Annual Report by reference.

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


Item 11.  Executive Compensation

        The required information with respect to executive compensation is contained in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 30, 1997, which is incorporated in this Form 10-K Annual Report by reference.


Item 12.  Security Ownership of Certain Beneficial Owners & Management

        The required information with respect to security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 30, 1997, which is incorporated in this Form 10-K Annual Report by reference.

Item 13.  Certain Relationships and Related Transactions

        The required information with respect to certain relationships and related transactions is contained in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 30, 1997, which is incorporated in this Form 10-K Annual Report by reference.

PART IV


Item 14.  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K


Financial Statements and Financial Statement Schedules


                        Document                                        Page(s)


        Report of independent public accountants...................        16

        Consolidated statements of operations for
        the years ended January 31, 1997; January 31,
        1996 and January 31, 1995..................................        17

        Consolidated balance sheets as of January 31,
        1997 and January 31, 1996..................................        18

        Consolidated statements of shareholders'
        equity for the years ended January 31, 1997;
        January 31, 1996 and January 31, 1995......................        19

        Consolidated statements of cash flows for the years ended
        January 31, 1997; January 31, 1996 and January 31, 1995....        20

        Notes to consolidated financial statements.................        21-26

        Selected quarterly financial data for
        the years ended January 31, 1997 and
        January 31, 1996............................................       27


        All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

EXHIBITS

        The following exhibits have been filed with the Securities and Exchange Commission pursuant to the requirements of the Acts administered by the Commission. Each such exhibit is identified by the reference following the listing of such exhibit, and each is incorporated herein by such reference.

        Exhibits identified with an asterisk below comprise executive compensation plans and arrangements.

     Exhibit No.                Description of Document
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

        4-1.3 * Amendment No. III to Deb Shops, Inc. Restated Savings and Protection Plan (1992 Form 10-K, Exhibit 4-1.3)

        4-1.4 * Amendment No. IV to Deb Shops, Inc. Restated Savings and Protection Plan (1992 Form 10-K, Exhibit 4-1.4)

        4-1.5 * Amendment No. V to Deb Shops, Inc. Restated Savings and Protection Plan (1994 10-K Exhibit 4-1.5)

        4-1.6 * Amendment No. VI to Deb Shops, Inc. Restated Savings and Protection Plan (1994 Form 10-K, Exhibit 4-1.6)

        4-1.7 * Amendment No. VII to Deb Shops, Inc. Restated Savings and Protection Plan. (1996 10-K Exhibit 4-1.7)

        4-2     * Employee Savings and Protection Trust Agreement
                (Registration No. 2-99124, Exhibit 4-5)

     Exhibit No.                Description of Document
     -----------                -----------------------

        4-2.1 * Amendment No. I to Employee Savings and Protection Trust Agreement (Form 10-Q for quarter ended July 31, 1992)

        10-1 Lease Agreement for property located at 9401 Blue Grass Road, Philadelphia, Pennsylvania, 19114 (Registration No. 2-82222,
                Exhibit 10-1)

        10-8 Blue Grass Partnership Agreement dated June 15, 1982 (Registration No. 2-82222, Exhibit 10-8)

        10-10 Acceptance by Deb Shops, Inc. dated June 18, 1982 to guarantee the $500,000 loan to Blue Grass Partnership (Registration No. 2-82222, Exhibit 10-10)

        10-14.1 * Insurance Policy for Marvin Rounick and Judy Rounick (1993
                Form 10-K, Exhibit 10-14.1)

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

     Exhibit No.                Description of Document
     -----------                -----------------------

        10-17   * Restricted Stock Incentive Plan as amended (1995 Form 10-K,
                Exhibit 10-17)

        10-18 Stock Purchase Agreement dated April 4, 1994 between the Company and Petrie Stores Corporation (1994 Form 10-K, Exhibit 10-18)

        10-19   * Deb Shops, Inc. Premium Conversion Plan (1996 Form 10-K,
                Exhibit 10-19)

        10-19.1 * Amendment No. I to Deb Shops, Inc. Premium Conversion Plan
                (1996 Form 10-K, Exhibit 10-19.1)

        10-20 * Deb Shops, Inc. 1995 Incentive Stock Option Plan (1996 Form 10-K, Exhibit 10-20)

        10-21 * Employment Agreement dated December 1, 1995 between the Company and Allan Laufgraben (1996 Form 10-K, Exhibit 10-21)

        10-22 * Agreement dated January 31, 1996 between the Company and Barry Vesotsky (1996 Form 10-K, Exhibit 10-22)

        11      Computation of Primary Earnings Per Share

        21      Subsidiaries of the Company

        23-1    Consent of Arthur Andersen LLP

        27      Financial Data Schedule

Reports on Form 8-K

        There were no reports on Form 8-K for the quarter ended January 31, 1997.

                                   SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City and County of Philadelphia, Commonwealth of Pennsylvania, on April 29, 1997.

                                 DEB SHOPS, INC.
                                  (Registrant)

                                 By: /s/ Marvin Rounick
                                     ---------------------------
                                     Marvin Rounick, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


/s/ Marvin Rounick
--------------------------------------                         April  29,  1997
Marvin Rounick, President,
  Chief Executive Officer and Director
  (Principal Executive Officer)

/s/ Warren Weiner
--------------------------------------                         April  29,  1997
Warren Weiner, Executive Vice President,
  Secretary, Treasurer and Director

/s/ Jack A. Rounick
--------------------------------------                         April  29,  1997
Jack A. Rounick, Assistant Secretary
  and Director

/s/ Paul S. Bachow
--------------------------------------                         April  29,  1997
Paul S. Bachow, Director

/s/ Barry H. Feinberg
--------------------------------------                         April  29,  1997
Barry H. Feinberg, Director

/s/ Barry H. Frank
--------------------------------------                         April  29,  1997
Barry H. Frank, Esq., Director

/s/ Lewis Lyons
--------------------------------------                         April  29,  1997
Lewis Lyons, Vice President, Finance,
  and Chief Financial Officer

/s/ William F. Gallagher
--------------------------------------                         April  29,  1997
William F. Gallagher
Controller