Form 10-Q
period 1997-04-30
DEB SHOPS INC
filed 1997-06-16
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             April 30, 1997
                              -------------------------------------------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to
                               ---------------------   ------------------------

Commission File Number                    0-12188
                       --------------------------------------------------------


                                 DEB SHOPS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                       23-1913593
-------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

  9401 Blue Grass Road, Philadelphia, Pennsylvania           19114
-------------------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)

                                 (215) 676-6000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
-------------------------------------------------------------------------------
 (Former name and address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes     X            No
                           ---------           --------


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.01                           12,844,680
----------------------------                -----------------------------------
         (Class)                              (Outstanding at April 30, 1997)

                        DEB SHOPS, INC. AND SUBSIDIARIES







                                    I N D E X









                                                                          Page
                                                                          ----
PART I.  Financial Information:

           Consolidated Balance Sheets -
           April 30, 1997 and January 31, 1997                              1

           Consolidated Statements of Operations
           Three Months Ended April 30, 1997 and April 30, 1996             2

           Consolidated Statements of Cash Flows -
           Three Months Ended April 30, 1997 and April 30, 1996             3

           Notes to Consolidated Financial Statements -
           April 30, 1997                                                   4

           Management's Discussion and Analysis of Financial Condition
           and Results of Operations - April 30, 1997                     5-9



PART II. Other Information                                                  9

                         DEB SHOPS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                           APRIL 30,            JANUARY 31,
                                                             1997                  1997
-------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $44,933,188           $44,850,895
  Merchandise inventories                                  22,641,119            22,907,072
  Prepaid expenses and other                                2,764,094             2,757,308
  Current deferred income taxes                             1,374,050             1,374,050
                                                          -----------           -----------
    Total Current Assets                                   71,712,451            71,889,325
                                                          -----------           -----------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                                        150,000               150,000
  Building                                                  4,338,743             4,324,052
  Leasehold improvements                                   29,124,905            29,131,896
  Furniture and equipment                                  15,419,179            15,443,618
                                                          -----------           -----------
                                                           49,032,827            49,049,566
  Less accumulated depreciation
    and amortization                                       32,441,167            31,745,736
                                                          -----------           -----------
                                                           16,591,660            17,303,830
                                                          -----------           -----------

OTHER ASSETS
  Goodwill, net of accumulated amortization
    of $339,207 and $285,648, respectively                  2,879,198             2,932,757
  Long term deferred income taxes                           1,973,290             1,237,290
  Other                                                     1,167,514             1,167,514
                                                          -----------           -----------
    Total Other Assets                                      6,020,002             5,337,561
                                                          -----------           -----------
                                                          $94,324,113           $94,530,716
                                                          ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                  $15,033,430           $13,792,280
  Accrued expenses                                          5,684,145             4,897,409
                                                          -----------           -----------
    Total Current Liabilities                              20,717,575            18,689,689
                                                          -----------           -----------

Capital Lease Obligation                                    1,777,956             1,826,787
                                                          -----------           -----------

Commitments and Contingencies

Shareholders' Equity
  Series A Preferred Stock, par value $1.00
    a share:
    Authorized - 5,000,000 shares
    Issued and outstanding - 460 shares,
      liquidation value $460,000                                  460                   460
  Common Stock, par value $.01 a share:
    Authorized - 25,000,000 shares
    Issued Shares - April 30, 1997: 15,688,290;
      January 31, 1997: 15,688,290                            156,883               156,883
  Additional paid in capital                                5,541,944             5,541,944
  Retained earnings                                        83,705,718            85,891,376
                                                          -----------           -----------
                                                           89,405,005            91,590,663

  Less common treasury shares, at cost -
    April 30, 1997: 2,843,610;
    January 31, 1997: 2,843,610                            17,576,423            17,576,423
                                                          -----------           -----------
                                                           71,828,582            74,014,240
                                                          -----------           -----------
                                                          $94,324,113           $94,530,716
                                                          ===========           ===========

         The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                               Three Months Ended April 30,
                                           -----------------------------------
                                                1997                  1996
                                                ----                  ----
Revenues
  Net Sales                                 $ 43,928,678           $38,039,001
                                           --------------         ------------



Costs and Expenses
  Cost of Sales, including
    buying and occupancy costs                35,943,192            31,472,800
  Selling and administrative                   9,637,922             9,244,138
  Depreciation and amortization                1,053,864               811,605
                                           --------------         ------------
                                              46,634,978            41,528,543
                                           -------------          ------------


Operating Loss                             (   2,706,300)         (  3,489,542)
Other income, principally interest               440,676               615,522
                                           --------------         ------------


(Loss) Before Income Taxes                 (   2,265,624)         (  2,874,020)
Income Taxes (Benefit)                     (     736,000)         (    935,000)
                                           --------------         -------------

Net (Loss)                                 ($  1,529,624)         ($ 1,939,020)
                                           ==============         =============

Net (Loss) Per Common Share                ($       0.12)         ($      0.15)
                                           ==============         =============


Cash Dividend Declared
  Per Common Share                          $       0.05           $      0.05
                                           ===============        ============

Weighted Average Number of
  Common Shares Outstanding                   12,844,680            12,844,680
                                           ==============         ============

         The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              Three Months Ended April 30,
                                                                          -------------------------------------
                                                                              1997                    1996
                                                                              ----                    ----
Cash flows provided by (used in) operating activities:
  Net (Loss)                                                              ($ 1,529,624)           ($ 1,939,020)
  Adjustments to reconcile net (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                          1,053,864                 865,164
      Deferred income tax (benefit)                                       (    736,000)                    ---
      Loss on retirement of property, plant and equipment                      174,922                  61,836
      Change in assets and liabilities:
        Decrease (increase) in merchandise inventories                         265,953            (  9,596,615)
        (Increase) in prepaid expenses and other                          (      6,786)           (  1,167,176)
         Increase in trade accounts payable                                  1,241,150               9,509,659
         Increase in accrued expenses                                          786,736                 566,444
                                                                          -------------           ------------

        Net cash provided by (used in) operating activities                  1,250,215            (  1,699,708)
                                                                          -------------           -------------

Cash flows (used in) investing activities:
  Purchase of property, plant and equipment, net                          (    463,057)           (    154,529)
                                                                          -------------           -------------
        Net cash (used in) investing activities                           (    463,057)           (    154,529)
                                                                          -------------           -------------

Cash flows (used in) financing activities:
      Preferred Stock cash dividends paid                                 (     13,800)           (     13,800)
      Common Stock cash dividends paid                                    (    642,234)           (    642,234)
      Principal payment under capital lease obligations                   (     48,831)           (     39,870)
                                                                          -------------           -------------
        Net cash (used in) financing activities                           (    704,865)           (    695,904)
                                                                          -------------           -------------

Increase (decrease) in cash and cash equivalents                                82,293            (  2,550,141)
Cash and cash equivalents at beginning of period                            44,850,895              51,569,038
                                                                          --------------          ------------
Cash and cash equivalents at end of period                                 $44,933,188             $49,018,897
                                                                          ==============          ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest on capital lease obligation                                   $    88,700             $    97,600
    Income taxes, net                                                           16,236                  19,747

         The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997. The Balance Sheet at January 31, 1997 has been derived from the audited financial statements at that date.

NOTE B - INCOME TAXES

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred income taxes result principally from differences in the time of recognition of overhead in inventory, deductibility of certain liabilities and depreciation expense. The tax benefit for the three months ended April 30, 1997 is included in prepaid expenses and other on the accompanying consolidated balance sheet.

NOTE C - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the EPS calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Fully diluted EPS, now called diluted EPS, is still required. Early application is prohibited, although footnote disclosure of proforma EPS amounts computed is required. Under SFAS 128, proforma basic EPS and diluted EPS for the three months ended April 30, 1997 would not have changed from the amount reported. All other EPS amounts for the periods presented remain the same.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Deb Shops, Inc. (the "Company") operates 269 women's specialty apparel retail stores offering moderately priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sized women. The Company also operates 10 Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

         The Company also operates 16 Atlantic book stores. The book division includes 11 "Atlantic Book Shops", which are small limited selection book stores, generally open seasonally in Delaware, Maryland and New Jersey shore resort towns. Atlantic Books also operates five much larger "Atlantic Book Warehouses" which carry a full line of best sellers, new titles and magazines in addition to remainder books. The Atlantic Book Warehouse stores are located in Delaware, Maryland, New Jersey and Pennsylvania.

         Results of operations for the Company for the three months ended April 30, 1997 and 1996, are presented on a consolidated basis and are discussed here on a segmented basis to provide relevant information concerning the Company's retail apparel store business, which is the Company's principal line of business, and the retail book business.

Results of Operations - Consolidated

         Consolidated net sales increased $5,890,000 (15.5%) for the three months ended April 30, 1997, as compared to a decrease of $1,062,000 (2.7%) for the three months ended April 30, 1996. The increase during the three months ended April 30, 1997, is primarily the result of increased sales in the apparel business and, to a lesser extent, an increase in the number of book stores. The decrease during the three months ended April 30, 1996 was primarily due to the decrease in the number of apparel stores.

         The changes in net sales, cost of sales, selling and administrative expense and net loss are more fully described in the sections on "Apparel Business" and "Book Business" that follow.

         Other income, principally interest, decreased $175,000 (28.4%) for the three months ended April 30, 1997 as compared to an increase of $27,000 (4.5%) for the three months ended April 30, 1996. Interest income is offset by losses on disposition of fixed assets. The decrease in the three months ended April 30, 1997 is primarily attributable to an increase in the losses incurred by the Company on disposition of fixed assets which were incurred in connection with store closings. The increase in the three months ended April 30, 1996 is primarily the result of the increase in the interest rate as the Company moved its investments from tax-free to higher yielding investments.

         Net loss before income taxes decreased $608,000 (21.2%) for the three months ended April 30, 1997, and decreased $584,000 (16.9%) for the three months ended April 30, 1996. The improvement for the three months ended April 30, 1996 to 1997 is comprised of an increase in the apparel business sales partially offset by a decline in the apparel business margins.

Results of Operations - Apparel Business

         Net sales increased to $41,418,000 from $36,328,000 or $5,090,000
(14.0%) in the three months ended April 30, 1997 and 1996, respectively and decreased to $36,328,000 from $39,101,000 or $2,773,000 (7.1%) in the three months ended April 30, 1996 and 1995, respectively. The increase in net sales in the three months ended April 30, 1997 was principally attributable to a return of fashion direction in the woman's specialty apparel industry, the Company's new focus on a younger customer, and improved visual merchandising in the stores. The decrease in net sales in the three months ended April 30, 1996 was principally attributable to the decrease in the number of apparel stores and to continued customer resistance to product and pricing.

         The following table sets forth certain per store information.

                                                          Per Store Data(1)
                                                    Three Months Ended April 30,
                                                    ----------------------------
                                                        1997             1996
                                                        ----             ----
Stores open at end of the period                        279               301
Average number in operation during the period           282               302
Average net sales per store (in thousands)             $147              $120
Average operating loss per store (in thousands)       ($ 10 )           ($ 12 )
Comparable Store Sales(2) - Percent Change             20.7%            (0.04%)

         Cost of sales, including buying and occupancy costs, increased to $34,267,000 from $30,358,000 or $3,909,000 (12.9%) in the three months ended
April 30, 1997 and 1996, respectively, and decreased to $30,358,000 from $32,771,000 or $2,413,000 (7.4%) in the three months ended April 30, 1996 and
1995, respectively. The increase in the three months ended April 30, 1997 in cost of sales, including buying and occupancy costs, was principally due to the increase in sales during the period. The decrease in the three months ended April 30, 1996 in cost of sales, including buying and occupancy costs, was principally due to a decline in the average number of stores in operation during the period. As a percentage of net sales, these costs were 82.7% during the three months ended April 30, 1997, and 83.6% during the three month period ended April 30, 1996. For the three months ended April 30, 1997, the decreased cost of sales percentage resulted primarily from decreased buying and occupancy costs partially offset by declining margins. Buying and occupancy costs were 19.7% and 24.1% of sales for the three months ended April 30, 1997 and 1996, respectively. The percentage decrease in the three months ended April 30, 1997 as compared to the three months ended April 30, 1996, resulted principally from increase in sales for the period.

         Selling and administrative expenses increased to $9,117,000 from $8,827,000 or $290,000 (3.3%) in the three months ended April 30, 1997 and 1996, respectively and to $8,827,000 from $9,392,000 or $565,000 (6.0%) in the three months ended April 30, 1996 and 1995, respectively. The increase in selling and administrative costs for the three months ended April 30, 1997, was mainly due to higher costs for insurance. The decrease in selling and administrative costs for the three months ended April 30, 1996, was mainly due to cost controls and the reduction in the number of stores. As a percentage of net sales, these expenses were 22.0% during the three months ended April 30, 1997, and 24.3% during the three months ended April 30, 1996. The percentage decrease in the three months ended April 30, 1997, was the result of an increase in sales for the period.

         Depreciation expense increased $162,000 in the three months ended April 30, 1997, and decreased $192,000 in the three months ended April 30, 1996. The increase is principally attributed to the write-off of leasehold improvements of closed stores.

         The operating loss decreased to $2,918,000 from $3,646,000 or $728,000 (20.0%) in the three months ended April 30, 1997 and 1996, respectively, and to $3,646,000 from $4,047,000 or $401,000 (9.9%) in the three months ended April
30, 1996 and 1995, respectively. As a percentage of sales, the operating loss was (7.0%) in the three months ended April 30, 1997, and (10.0%) in the three months ended April 30, 1996. The decrease in operating loss for the three months ended April 30, 1997 was primarily attributable to the increase in sales and was partially offset by lower margins. The decrease in the operating loss for the three months ended April 30, 1996, was primarily attributed to the decrease in total sales for the period.

                                       -6-
-----------
(1)  Includes Tops 'N Bottoms stores
(2) Comparable store sales include stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

Results of Operations - Book Business

         Fiscal 1997 was the first full year the Company operated its book business. The book business was acquired in 1995 and was operated for four months during fiscal 1996.

         Net sales increased to $2,511,000 from $1,711,000 or $800,000 (46.7%)
in the three months ended April 30, 1997 and 1996, respectively. The increase resulted primarily from the addition of two warehouse stores.

         The following table sets forth certain per store information:

                                                               Per Store Data
                                                        Three Months Ended April 30,
                                                       ------------------------------
                                                            1997          1996
                                                            ----          ----
Stores open at end of period-Resort Stores                   11             10
Average number in operation during the period                10             10
Average net sales per Resort store (in thousands)        $   18         $   18

Stores open at end of period - Warehouse Stores               5              3
Average number in operation during the period                 5              3
Average net sales per Warehouse Store (in thousands)     $  467         $  511

Comparable Store Sales(1) - Percent Change                  2.8%           N/A

         Cost of sales, including buying and occupancy costs, increased to $1,721,000 from $1,115,000 or $606,000 (54.3%) in the three months ended April
30, 1997 and 1996, respectively. As a percentage of net sales, cost of sales, buying and occupancy costs were 68.5% in the three months ended April 30, 1997 and 65.2% in the three months ended April 30, 1996. As a percentage of net sales, buying and occupancy costs were 14.8% in the three months ended April 30, 1997 and 13.1% in the three months ended April 30, 1996.

         Selling and administrative expenses increased to $520,000 from $359,000 or $161,000 (44.7%) in the three months ended April 30, 1997 and 1996, respectively. As a percentage of net sales, selling and administrative costs were 20.7% in the three months ended April 30, 1997 and 21.0% in the three months ended April 30, 1996.

         Depreciation and amortization expense increased $12,000 in the three months ended April 30, 1997.

         Operating income increased to $183,000 from $161,000 or $22,000 (13.6%) in the three months ended April 30, 1997 and 1996, respectively. As a percentage of net sales, operating income represents 7.3% in the three months ended April 30, 1997, and 9.4% in the three months ended April 30, 1996.

-----------------
(1) Comparable store sales include stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.
    The "Percentage Change" for the three months ended April 30, 1996 is not shown since the Company did not own this business during the three months ended April 30, 1995.

Liquidity and Capital Resources

         During the three months ended April 30, 1997 and 1996, the Company funded internally all of its operating needs, including capital expenditures for the remodeling of existing apparel and book stores. Total cash provided by, or (used in), operating activities for the three months ended April 30, 1997 and 1996 was $1,250,000 and ($1,700,000), respectively. For the three months ended April 30, 1997, cash provided by operations was the result of increases in trade accounts payable, accrued expenses and non-cash charges for depreciation and amortization partially offset by the net loss and an increase in deferred income tax benefit. For the three months ended April 30, 1996, cash used in operations resulted from the net loss, increased prepaid expenses, and merchandise inventories, partially offset by an increase in trade accounts payable and non-cash charges for depreciation and amortization. The inventory turn-over rate for the apparel business was approximately 0.8 times during the three months ended April 30, 1997 and 1.1 times during the three months ended April 30, 1996. The inventory turn-over rate for the book business was approximately 0.3 times during the three months ended April 30, 1997.

         Net cash used in investing activities was $463,000 and $155,000 for the three months ended April 30, 1997 and 1996, respectively. The increase in net cash used in investing activities was principally due to the remodeling of existing stores.

         Net cash used in financing activities was $705,000 and $696,000 for the three months ended April 30, 1997 and 1996, respectively. For the three months ended April 30, 1997 and 1996, these funds were principally used for the payment of dividends on preferred and common stock.

         As of April 30, 1997, the Company had cash and cash equivalents of $44,933,000 compared with $49,019,000 at April 30, 1996. The Company opened a plus sized operation during the first quarter of April 1996 in approximately one-third of its stores. This required the hiring of a buying staff, the remodeling of certain locations, and the purchase of inventory. At the end of the first quarter of fiscal 1998, the Company reduced the size of the plus operation by approximately 50%. As of June 30, 1996, the Company terminated its private label credit card program. The Company paid a termination fee to the bank, which assumed all future obligations associated with the portfolio. The Company continues to accept third party credit cards at all of its stores.

         The Company's present intention is to expand the book store business by opening additional warehouse stores. Opening a warehouse book store is capital intensive, because of the leasehold improvements and initial inventory required. It is anticipated that the funds to finance this expansion will come from the cash and cash equivalents on hand. As of the balance sheet date, there were no commitments for the opening of any additional warehouse stores. During fiscal 1997, the Company opened two additional warehouse stores. One of those locations was purchased in May 1996 for approximately $2,100,000. It is not the Company's intention to purchase store locations; however, when the location and the economics are suitable, such transactions will be evaluated. Other than these items there are no known other trends or commitments, events or other uncertainties that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company believes that internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs.

Forward-Looking Statements

         The Company has made in this report, and from time to time may otherwise make, "forward-looking statements" (as that term is defined under Federal Securities Laws) concerning the Company's future operations, performance, profitability, revenues, expenses and financial condition. This report includes, in particular, forward-looking statements regarding store closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company's ability to improve margins, respond to changes in fashion, and the Company's ability to retain key management personnel. Such factors may also include other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Quarterly Report on Form 10-Q for the fiscal year ended April 30, 1997.

                        DEB SHOPS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                                   (Continued)


SEASONAL NATURE OF OPERATIONS

The following table shows the Company's net sales and net earnings per quarter for the fiscal year ended January 31, 1997 on an unaudited basis.



                            Net Sales                       Net Income
                   --------------------------      ---------------------------
                      Amount             %           Amount              %
                      ------            ---          ------             ---
                                      (Dollars in Thousands)

1st Quarter          $ 38,039          20.3%        ($1,939)          ( 50.3%)
2nd Quarter            48,460          25.9%        ( 1,652)          ( 42.8%)
3rd Quarter            46,386          24.7%        ( 2,458)          ( 63.8%)
4th Quarter            54,608          29.1%          2,194             56.9%
                     ---------        ------        ---------         -------
      TOTAL          $187,493         100.0%        ($3,855)           100.0%
                     =========        ======        ========          =======

Approximately 54% and (7%) of the Company's net sales and net (loss) income, respectively, for fiscal 1997 occurred during the last six months, which includes the Back-to-School and Christmas selling seasons.

PART II.   OTHER INFORMATION

Items 1 - 5.      NOT APPLICABLE

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits

                          Exhibit No.         Description of Document
                          -----------         -----------------------
                             11               Computation of Earnings Per Share

                  (b)  Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company
during the quarter ended April 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                            DEB SHOPS, INC.





DATE:  June 16, 1997                        By /s/ Marvin Rounick
                                               -------------------------
                                                   Marvin Rounick
                                                   President







DATE:  June 16, 1997                        By /s/ Lewis Lyons
                                               ----------------------
                                                   Lewis Lyons
                                                   Vice President, Finance
                                                   Chief Financial Officer