Form 10-Q
period 1997-07-31
DEB SHOPS INC
filed 1997-09-15
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 1997
                                                         -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------   ------------------------

Commission File Number                       0-12188
                      --------------------------------------------------------

                                 DEB SHOPS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                              23-1913593
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

9401 Blue Grass Road, Philadelphia, Pennsylvania                    19114
--------------------------------------------------------------------------------
   (Address of principal executive offices)                       (Zip Code)

                                 (215) 676-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
 (Former name and address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X                     No
                         -----                      -----


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.01                             12,844,680
----------------------------                ----------------------------------
         (Class)                               (Outstanding at July 31, 1997)

                        DEB SHOPS, INC. AND SUBSIDIARIES







                                    I N D E X
                                    ---------








                                                                                                 Page
PART I.           Financial Information:
                           Consolidated Balance Sheets -                                          1
                           July 31, 1997 and January 31, 1997

                           Consolidated Statements of Operations Six Months and                   2
                           Three Months Ended July 31, 1997 and July 31, 1996

                           Consolidated Statements of Cash Flows -                                3
                           Six Months Ended July 31, 1997 and July 31, 1996

                           Notes to Consolidated Financial Statements -                           4
                           July 31, 1997

                           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations - July 31, 1997                   5-9



PART II.          Other Information                                                              10


                         DEB SHOPS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     JULY 31,             JANUARY 31,
                                                                                       1997                   1997
         --------------------------------------------------------------------------------------------------------------
         ASSETS
         CURRENT ASSETS
                       Cash and cash equivalents                                   $   44,910,395        $   44,850,895
                       Merchandise inventories                                         30,502,043            22,907,072
                       Prepaid expenses and other                                       2,957,620             2,757,308
                       Current deferred income taxes                                    1,374,050             1,374,050
                                                                                 ----------------      ----------------
                          Total Current Assets                                         79,744,108            71,889,325
                                                                                 ----------------      ----------------

         PROPERTY, PLANT AND EQUIPMENT, at cost
                       Land                                                               150,000               150,000
                       Buildings                                                        4,330,483             4,324,052
                       Leasehold improvements                                          29,256,129            29,131,896
                       Furniture and equipment                                         15,405,018            15,443,618
                                                                                 ----------------      ----------------
                                                                                       49,141,630            49,049,566
                       Less accumulated depreciation
                          and amortization                                             33,134,996            31,745,736
                                                                                 ----------------      ----------------
                                                                                       16,006,634            17,303,830
                                                                                 ----------------      ----------------

         OTHER ASSETS
                       Goodwill net of accumulated amortization
                          of $392,766 and $285,648, respectively                        2,825,639             2,932,757
                       Long term deferred income taxes                                  1,237,290             1,237,290
                       Other                                                            1,167,514             1,167,514
                                                                                 ----------------      ----------------
                                                                                        5,230,443             5,337,561
                                                                                 ----------------      ----------------

                                                                                    $ 100,981,185        $   94,530,716
                                                                                 ================      ================

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Current Liabilities                                                           21,187,444        $   13,792,280
                       Trade accounts payable                                           5,635,991             4,897,409
                                                                                 ----------------      ----------------
                       Accrued expenses                                                26,823,435            18,689,689
                                                                                 ----------------      ----------------
                          Total Current Liabilities
                                                                                        1,729,125             1,826,787
                                                                                 ----------------      ----------------
         Capital Lease Obligation

         Shareholders' Equity
                       Series A Preferred Stock, par value $1.00 a share:
                            Authorized - 5,000,000 shares
                            Issued and outstanding - 460 shares
                                   liquidation value $460,000                                 460                   460
                       Common Stock, par value $.01 a share;
                            Authorized - 25,000,000 shares
                            Issued Shares - July 31, 1997:15,688,290;
                                  January 31, 1997:  15,688,290                           156,883               156,883
                       Additional paid in capital                                       5,541,944             5,541,944
                       Retained earnings                                               84,305,761            85,891,376
                                                                                 ----------------      ----------------
                                                                                       90,005,048            91,590,663
                       Less common treasury shares, at cost -
                          July 31, 1997:  2,843,610;
                          January 31, 1997:  2,843,610                                 17,576,423            17,576,423
                                                                                       72,428,625            74,014,240
                                                                                 ----------------      ----------------
                                                                                    $ 100,981,185        $   94,530,716
                                                                                 ================      ================

The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                    Six Months Ended July 31,           Three Months Ended July 31,
                                               -------------------------------------------------------------------------

                                                      1997               1996                  1997                1996
                                                      ----               ----                  ----                ----

Revenues
      Net Sales                                    $ 92,509,129      $ 86,498,960         $ 48,580,451      $ 48,459,959
                                               ----------------  ----------------    -----------------  ----------------

Costs and Expenses
      Cost of Sales, including
          buying and occupancy costs                 71,936,582        72,072,423           35,993,390        40,599,623
      Selling and administrative                     19,808,473        19,230,703           10,170,551         9,986,565
      Depreciation and amortization                   2,118,441         1,743,466            1,064,577           931,861
                                               ----------------  ----------------    -----------------  ----------------
                                                     93,863,496        93,046,592           47,228,518        51,518,049

Operating Income (Loss)                             (1,354,367)       (6,547,632)            1,351,933       (3,058,090)
Other income, principally interest                      949,820         1,226,653              509,144           611,131
                                               ----------------  ----------------    -----------------  ----------------

Income (Loss) Before Income Taxes                     (404,547)       (5,320,979)            1,861,077       (2,446,959)
Income Taxes (Benefit)                                (131,000)       (1,730,000)              605,000         (795,000)
                                               ----------------  ----------------    -----------------  ----------------

Net Income (Loss)                                $    (273,547)    $  (3,590,979)        $   1,256,077    $  (1,651,959)
                                               ================  ================    =================  ================

Net Income (Loss) Per Common Share               $       (0.02)    $       (0.28)        $        0.10    $       (0.13)
                                               ================  ================    =================  ================

Cash Dividend Declared
      Per Common Share                           $        0.10     $        0.10         $        0.05    $        0.05
                                               ================  ================    =================  ================

Weighted Average Number of
      Common Shares Outstanding                      12,844,680        12,844,680           12,844,680        12,844,680
                                               ================  ================    =================  ================




The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months Ended July 31,
                                                                                 -------------------------------------
                                                                                       1997                   1996
                                                                                       ----                   ----
Cash flows provided by (used in) operating activities:
      Net (Loss)                                                                 $   (273,547)           $ (3,590,979)
      Adjustments to reconcile net (loss) to net
          cash provided by (used in) operating activities:
              Depreciation and amortization                                         2,118,441               1,743,466
              Loss on retirement of property, plant and equipment                     274,922                 180,137
              Change in assets and liabilities:
                   (Increase) in merchandise inventories                           (7,594,971)            (12,878,273)
                   (Increase) in prepaid expenses and other                          (200,312)             (1,953,980)
                   Increase in trade accounts payable                               7,395,164              15,153,470
                   Increase in accrued expenses                                       738,582                 272,694
                                                                                 ------------            ------------

                   Net cash provided by (used in) operating activities              2,458,279              (1,073,465)
                                                                                 ------------            ------------

Cash flows (used in) investing activities:
      Purchase of property, plant and equipment, net                                 (989,049)             (2,536,297)
                                                                                 ------------            ------------
                   Net cash (used in) investing activities                           (989,049)             (2,536,297)
                                                                                 ------------            ------------

Cash flows (used in) financing activities:
      Preferred Stock cash dividends paid                                             (27,600)                (27,600)
      Common Stock cash dividends paid                                             (1,284,468)             (1,284,468)
      Principal payment under capital lease obligations                               (97,662)                (79,740)
                                                                                 ------------            ------------
                   Net cash (used in) financing activities                         (1,409,730)             (1,391,808)
                                                                                 ------------            ------------

Increase (decrease) in cash and cash equivalents                                       59,500              (5,001,570)
Cash and cash equivalents at beginning of period                                   44,850,895              51,569,038
                                                                                 ------------            ------------
Cash and cash equivalents at end of period                                       $ 44,910,395            $ 46,567,468
                                                                                 ============            ============
Supplemental disclosures of cash flow information:
      Cash paid during the period for:
          Interest on capital lease obligation                                   $    177,000            $    195,000
          Income taxes, net                                                      $    170,106            $    121,302


The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1997

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997. The Balance Sheet at January 31, 1997 has been derived from the audited financial statements at that date.

NOTE B - INCOME TAXES

         The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred income taxes result principally from differences in the time of recognition of overhead in inventory, deductibility of certain liabilities and depreciation expense. The tax benefit for the six months ended July 31, 1997 is included in prepaid expenses and other on the accompanying consolidated balance sheet.

NOTE C - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the EPS calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding. Fully diluted EPS, now called diluted EPS, is still required. Early application is prohibited, although footnote disclosure of proforma EPS amounts computed is required. Under SFAS 128, proforma basic EPS and diluted EPS for the six and three months ended July 31, 1997 would not have changed from the amount reported. All other EPS amounts for the periods presented remain the same.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Deb Shops, Inc. (the "Company") operates 267 women's specialty apparel retail stores offering moderately priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sized women. The Company also operates 10 Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

         The Company also operates 15 Atlantic book stores. The book division includes 10 "Atlantic Book Shops", which are small limited selection book stores, generally open seasonally in Delaware, Maryland and New Jersey shore resort towns. Atlantic Books also operates five much larger "Atlantic Book Warehouses" which carry a full line of best sellers, new titles and magazines in addition to remainder books. The Atlantic Book Warehouse stores are located in Delaware, Maryland, New Jersey and Pennsylvania.

         Results of operations for the Company for the six months ended July, 31 1997 and 1996, are presented on a consolidated basis and are discussed here on a segmented basis to provide relevant information concerning the Company's retail apparel store business, which is the Company's principal line of business, and the retail book business.

Results of Operations - Consolidated

         Consolidated net sales increased $6,010,000 (7.0%) and $120,000 (0.3%), respectively, for the six and three months ended July 31, 1997, as compared to an increase of $5,081,000 (6.2%) and $6,143,000 (14.5%) for the six and three months ended July 31, 1996. The increase during the six months ended July 31, 1997, is primarily the result of increased sales in the apparel business and, to a lesser extent, an increase in the number of book stores. The increase during the three months ended July 31, 1997 is primarily the result of an increase in the number of book stores offset by a decrease in apparel sales.

         The change in net sales, cost of sales, selling and administrative expense and net income (loss) are more fully described in the sections on "Apparel Business" and "Book Business" that follow.

         Other income, principally interest, decreased $277,000 (22.6%) and $102,000 (16.7%), respectively, for the six and three months ended July 31, 1997 as compared to a decrease of $43,000 (3.4%) and $70,000 (10.7%), respectively, for the six and three months ended July 31, 1996. The decreases in the six and three months ended July 31, 1997 and 1996 are primarily attributable to an increase in the losses incurred by the Company on disposition of fixed assets incurred in connection with store closings.

         Net (loss) before income taxes decreased $4,916,000 (92.4%) and $4,308,000 (176.1%) , respectively, for the six and three months ended July 31, 1997 as compared to a decrease of $623,000 (10.5%) and $38,000 (1.5%), respectively, for the six and three months ended July 31, 1996. The improvement for the six months ended July 31, 1996 to 1997 is primarily comprised of an increase in apparel business sales and apparel business margins. The improvement for the three months ended July 31, 1996 to 1997 is primarily comprised of an increase in apparel business margins.

Results of Operations - Apparel Business

         Net sales increased to $86,075,000 from $81,920,000 or $4,156,000
(5.1%) in the six months ended July 31, 1997 and 1996, respectively, and increased to $81,920,000 from $81,419,000 or $501,000 (0.6%) in the six months ended July 31, 1996 and 1995 respectively. Net sales decreased to $44,658,000 from $45,592,000 or $934,000 (2.0%) in the three months ended July 31, 1997 and 1996, respectively, and increased to $45,592,000 from $48,867,000 or $3,275,000
(7.7%) in the three months ended July 31, 1996 and 1995, respectively.

The increase in net sales for the six months ended July 31, 1997 was principally attributable to a return of fashion direction in the woman's specialty apparel industry, the Company's new focus on a younger customer, and improved visual merchandising in the stores. The decrease in net sales for the three months ended July 31, 1997 was principally attributable to the increase in average sales per store being insufficient to offset the reduction in average number of stores in operation. The increase in net sales for the six and three months ended July 31, 1996 was principally attributable to the start-up of our "Plus Size" business.

The following table sets forth certain per store information.

                                                                          Per Store Data(1)                  Per Store Data(1)
                                                                     Six Months Ended July 31,          Three Months Ended July 31,
                                                                     --------------------------------------------------------------
                                                                     1997               1996              1997               1996
                                                                     ----               ----              ----               ----

Stores open at end of the period                                      277                299               277                299
Average number in operation during the period                         279                301               279                301
Average net sales per store (in thousands)                           $309               $272              $160               $151
Average operating (loss) income per store (in thousands)            ($  7)             ($ 23)             $  4              ($ 11)
Comparable Store Sales(2) - Percent Change                           10.1%               9.2%              1.9%              18.3%

         Cost of sales, including buying and occupancy costs, decreased to $67,492,000 from $68,988,000 or $1,496,000 (2.2%) in the six months ended July
31, 1997 and 1996, respectively, and increased to $68,988,000 from $67,382,000 or $1,606,000 (2.4%) in the six months ended July 31, 1996 and 1995, respectively. Cost of sales, including buying and occupancy costs, decreased to $33,225,000 from $38,631,000 or $5,406,000 (14.0%) in the three months ended
July 31, 1997 and 1996, respectively and increased to $38,631,000 from $34,612,000 or $4,019,000 (11.6%) in the three months ended July 31, 1996 and
1995, respectively. The decrease in cost of sales, including buying and occupancy costs, in the six months ended July 31, 1997 was primarily the result of selling merchandise at higher margins in the three months ended July 31, 1997 and the increase in net sales during the period. The increase in cost of sales, including buying and occupancy costs, in the six months ended July 31, 1996 was primarily the result of a decrease in margins related to the start-up of the "Plus Size" business. As a percentage of net sales, cost of sales, including buying and occupancy costs, were 78.4% and 84.2% in the six months ended July 31, 1997 and 1996, respectively, and 74.4% and 84.7% in the three months ended July 31, 1997 and 1996, respectively. As a percentage of net sales, buying and occupancy costs were 19.3% and 21.3% in the six months ended July 31, 1997 and 1996, respectively, and 18.8% and 19.0% in the three months ended July 31, 1997 and 1996, respectively.

         Selling and administrative expenses increased to $18,571,000 from $18,327,000 or $244,000 (1.3%) in the six months ended July 31, 1997 and 1996, respectively, and decreased to $18,327,000 from $19,248,000 or $921,000 (4.8%)
in the six months ended July 31, 1996 and 1995, respectively. Selling and administrative expenses decreased to $9,454,000 from $9,500,000 or $46,000 (0.5%) in the three months ended July 31, 1997 and 1996, respectively, and decreased to $9,500,000 from $9,856,000 or $356,000 (3.6%) in the three months ended July 31, 1996 and 1995, respectively. The increase in selling and administrative expenses for the six months ended July 31, 1997 was mainly due to higher insurance costs. The decrease in selling and administrative expenses for the six months ended July 31, 1996 was mainly due to cost controls and the reduction in the number of stores in operation. As a percentage of net sales, selling and administrative expenses

___________________________
1    Includes Tops 'N Bottoms stores

2 Comparable store sales include stores open for both periods in the current location. A store is added to the comparable store base in its 13th month of operation.

were 21.6% and 22.4% in the six months ended July 31, 1997 and 1996, respectively, and 21.2% and 20.8% in the three months ended July 31, 1997 and 1996, respectively.

         Depreciation expenses increased $309,000 and $147,000 in the six and three months ended July 31, 1997, respectively. The increase is principally attributed to the accelerated write-off of leasehold improvements.

         The operating loss decreased to $1,888,000 from $6,986,000 or $5,098,000 (73.0%) in the six months ended July 31, 1997 and 1996, respectively and decreased to $6,986,000 from $7,214,000 or $228,000 (3.2%) in the six months ended July 31, 1996 and 1995, respectively. The operating income increased to $1,030,000 from an operating loss of $3,340,000 or $4,370,000 (130.8%) in the three months ended July 31, 1997 and 1996, respectively and the operating loss increased to $3,340,000 from $3,166,000 or $174,000 (5.5%) in the three months ended July 31, 1996 and 1995, respectively. As a percentage of net sales, the operating income (loss) was (2.2%) and (8.5%) in the six months ended July 31, 1997 and 1996, respectively, and 2.3% and (7.3%) in the three months ended July 31, 1997 and 1996, respectively. The decrease in the operating loss for the six months ended July 31, 1997 was primarily attributed to an increase in net sales and an increase in margins. During the six months ended July 31, 1997 the Company decreased the number of "Plus Size" selling units by almost 50%. This reduction did not result in a commensurate reduction in sales and did result in an improvement in "Plus Size" margins. The operating loss for the six months ended July 31, 1996 was primarily attributable to lower margins as a result of the start-up of the "Plus Size" business.

Results of Operations - Book Business

         Fiscal year ended January 31, 1997 was the first full year the Company operated its book business. The book business was acquired in 1995 and was operated for four months during the fiscal year ended January 31, 1996.

         Net sales increased to $6,434,000 from $4,579,000 or $1,855,000 (40.5%)
in the six months ended July 1997 and 1996, respectively, and increased to $3,922,000 from $2,868,000 or $1,054,000 (36.8%) in the three months ended July
31, 1997 and 1996, respectively. The increase resulted primarily from the addition of two warehouse stores in November 1996.

                  The following table sets forth certain per store information:

                                                                        Per Store Data                Per Store Data
                                                                    Six Months Ended July 31,   Three Months Ended July 31,
                                                                    ------------------------------------------------------
                                                                       1997          1996           1997             1996
                                                                       ----          ----           ----             ----

Stores open at end of period-Resort Stores                               10             10            10               10
Average number in operation during the period                            10             10            10               10
Average net sales per Resort store (in thousands)                      $181          $ 144         $ 163            $ 126

Stores open at end of period - Warehouse Stores                           5              3             5                3
Average number in operation during the period                             5              3             5                3
Average net sales per Warehouse Store (in thousands)(1)                $916          $1,021        $ 449            $ 510

Comparable Store Sales(2) - Percent Change(3)                           3.5%           N/A           4.1%             N/A

                                       -7-

-------------------------------------------------------------
1 The decrease in average net sales per Warehouse Store declined as a result of the Montgomeryville location being disproportionately larger than the other Warehouse Stores
2 Comparable store sales include stores open for both periods in the current location. A store is added to the comparable store base in its 13th month of operation
3 The "Percentage Change" for the six and three months ended July 31, 1996 is not shown since the Company did not own this business during the six and three months ended July 31, 1995.

         Cost of sales, including buying and occupancy costs, increased to $4,534,000 from $3,082,000 or $1,452,000 (47.1%) in the six months ended July
31, 1997 and 1996, respectively, and increased to $2,813,000 from $1,967,000 or $846,000 (43.0%) in the three months ended July 31, 1997 and 1996, respectively. As a percentage of net sales, cost of sales, including buying and occupancy costs, were 70.5% and 67.3% in the six months ended July 31, 1997 and 1996, respectively, and 71.7% and 68.6% in the three months ended July 31, 1997 and 1996, respectively. This increase for the six and three month periods is primarily due to a change in the mix of products sold as a result of the two new Warehouse stores. As a percentage of net sales, buying and occupancy costs were 15.9% and 14.5% in the six months ended July 31, 1997 and 1996, respectively, and 16.7% and 15.4% in the three months ended July 31, 1997 and 1996, respectively.

         Selling and administrative expenses increased to $1,233,000 from $898,000 or $335,000 (37.4%) in the six months ended July 31, 1997 and 1996, respectively, and increased to $713,000 from $538,000 or $175,000 (32.5%) in the three months ended July 31, 1997 and 1996, respectively. As a percentage of net sales, selling and administrative expenses were 19.2% and 19.6% in the six months ended July 31, 1997 and 1996, respectively, and 18.2% and 18.8% in the three months ended July 31, 1997 and 1996, respectively.

         Depreciation expense increased $36,000 in the six months ended July 31, 1997 and $24,000 in the three months ended July 31, 1997.

         Operating income increased to $478,000 from $447,000 or $31,000 (6.9%) in the six months ended July 31, 1997 and 1996, respectively, and increased to $295,000 from $286,000 or $9,000 (3.1%) in the three months ended July 31, 1997 and 1996, respectively. As a percentage of net sales, operating income was 7.4% and 9.8% in the six months ended July 31, 1997 and 1996, respectively, and 7.5% and 10.0% in the three months ended July 31, 1997 and 1996, respectively. This decrease for the six and three month periods is primarily due to the decrease in margins during the period.


Liquidity and Capital Resources

         During the three months and six months ended July 31, 1997 and 1996, the Company funded internally all of its operating needs, including capital expenditures for the remodeling of existing apparel and book stores. Total cash provided by, or (used in), operating activities for the six months ended July 31, 1997 and 1996 was $2,458,000 and ($1,073,000), respectively. For the six months ended July 31, 1997, cash provided by operations was the result of increases in trade accounts payable, accrued expenses and non-cash charges for depreciation and amortization partially offset by the net loss and an increase in merchandise inventories. For the six months ended July 31, 1996, cash used in operations resulted from the net loss, increased prepaid expenses, and merchandise inventories, partially offset by an increase in trade accounts payable and non-cash charges for depreciation and amortization. The inventory turn-over rate for the apparel business was approximately 1.5 times during the six months ended July 31, 1997 and 1.6 times during the six months ended July 31, 1996. The inventory turn-over rate for the book business was approximately
0.7 times during the six months ended July 31, 1997 and 0.9 times during the six months ended July 31, 1996.

         Net cash used in investing activities was $989,000 and $2,536,000 for the six months ended July 31, 1997 and 1996, respectively. The decrease in net cash used in investing activities was principally due to the purchase of a building for a warehouse book store in 1996.

         Net cash used in financing activities was $1,410,000 and $1,392,000 for the six months ended July 31, 1997 and 1996, respectively. For the six months ended July 31, 1997 and 1996, these funds were principally used for the payment of dividends on preferred and common stock.

         As of July 31, 1997, the Company had cash and cash equivalents of $44,910,000 compared with $46,567,000 at July 31, 1996. The Company opened a plus sized operation during April 1996 in approximately one-third of its stores. This required the hiring of a buying staff, the remodeling of certain locations, and the purchase of inventory. At the end of the first quarter of fiscal 1998, the Company reduced the size of the plus operation by approximately 50%. As of June 30, 1996, the Company terminated its private label credit card program. The Company paid a termination fee to the bank, which assumed all future obligations associated with the portfolio. The Company continues to accept third party credit cards at all of its stores.

         The Company's present intention is to expand the book store business primarily by opening additional warehouse stores. Opening a warehouse book store is capital intensive, because of the leasehold improvements and initial inventory required. It is anticipated that the funds to finance this expansion will come from the cash and cash equivalents on hand. The Company currently has commitments for the opening of one additional warehouse store and one additional resort store. During fiscal 1997, the Company opened two additional warehouse stores. One of those locations was purchased in May 1996 for approximately $2,100,000. It is not the Company's intention to purchase store locations; however, when the location and the economics are suitable, such transactions will be evaluated. Other than these items there are no known other trends or commitments, events or other uncertainties that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company believes that internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs.

Forward-Looking Statements

         The Company has made in this report, and from time to time may otherwise make, "forward-looking statements" (as that term is defined under Federal Securities Laws) concerning the Company's future operations, performance, profitability, revenues, expenses and financial condition. This report includes, in particular, forward-looking statements regarding store openings, closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company's ability to improve margins, respond to changes in fashion, the Company's ability to retain key management personnel and find suitable retail locations. Such factors may also include other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Quarterly Report on Form 10-K for the fiscal year ended January 31, 1997.


SEASONAL NATURE OF OPERATIONS

The following table shows the Company's net sales and net earnings per quarter for the fiscal year ended January 31, 1997 on an unaudited basis.


                                           Net Sales                              Net Income
                                  ---------------------------------------------------------------
                                     Amount               %            Amount                %
                                     ------               -            ------                -
                                                        (Dollars in Thousands)
        1st Quarter               $   38,039            20.3%         ($1,939)           ( 50.3%)
        2nd Quarter                   48,460            25.9%         ( 1,652)           ( 42.8%)
        3rd Quarter                   46,386            24.7%         ( 2,458)           ( 63.8%)
        4th Quarter                   54,608            29.1%           2,194              56.9%
                                  -----------          ------         ---------          -------

              TOTAL                 $187,493           100.0%         ($3,855)            100.0%
                                  ===========          ======         ========           =======



Approximately 54% and (7%) of the Company's net sales and net (loss), respectively, for fiscal 1997 occurred during the last six months, which includes the Back-to-School and Christmas selling seasons.

PART II.   OTHER INFORMATION


Items 1 - 3.      NOT APPLICABLE
------------

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
-------           ----------------------------------------------------

                  The annual meeting of the company was held on Friday, May 30, 1997. Total votes present either in person or by proxy was 12,467,583. The votes were cast as follows for the election of directors:

                                                 FOR                WITHHELD
                                                 ---                --------

         Marvin Rounick                      12,392,531              19,310
         Warren Weiner                       12,393,441              18,400
         Jack A. Rounick                     12,393,441              18,400
         Paul S. Bachow                      12,350,900              20,941
         Barry H. Feinberg                   12,392,531              19,310
         Barry H. Frank                      12,392,531              19,310

         There were no other matters voted on at the meeting.

Item 5.           NOT APPLICABLE
------

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.
------            ---------------------------------

                  (a)  Exhibits

                           Exhibit No.        Description of Document
                           -----------        -----------------------

                              11              Computation of Earnings Per Share

                  (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended July 31, 1997.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                         DEB SHOPS, INC.





DATE:  September   , 1997                  By    /s/    Marvin Rounick
                                             -------------------------
                                                 Marvin Rounick
                                                 President







DATE:  September   , 1997                  By    /s/    Lewis Lyons
                                             ----------------------
                                                 Lewis Lyons
                                                 Vice President, Finance
                                                 Chief Financial Officer

                                   EXHIBIT 11


                        DEB SHOPS, INC. AND SUBSIDIARIES


                COMPUTATION OF PRIMARY EARNINGS PER COMMON SHARE

                                                    Six Months Ended July 31                      Three Months Ended July 31
                                              ------------------------------------------------------------------------------------
                                                   1997                   1996                    1997                   1996
                                                   ----                   ----                    ----                   ----
    PRIMARY

  Average shares outstanding                   12,844,680              12,844,680              12,844,680              12,844,680

  Net effect of dilutive stock
  options and restricted incentive
  stock based on the treasury
  stock method using average
  market price                                          0                       0                       0                       0
                                             ------------            ------------            ------------            ------------

                                               12,844,680              12,844,680              12,844,680              12,844,680
                                             ============            ============            ============            ============


Net (Loss) Income                            ($   273,547)           ($ 3,590,979)           $  1,256,077            ($ 1,651,959)

Preferred dividend paid                            27,600                  27,600                  13,800                  13,800
                                             ------------            ------------            ------------            ------------
                                             ($   301,147)           ($ 3,618,579)           $  1,242,277            ($ 1,665,759)
                                             ============            ============            ============            ============


Per common share amount                      ($       .02)           ($       .28)           $        .10            ($       .13)
                                             ============            ============            ============            ============
