Form 10-Q
period 1997-10-31
DEB SHOPS INC
filed 1997-12-10
CIK 715779

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    October 31, 1997
                                  ----------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________________

Commission File Number               0-12188
                                     -------

                                DEB SHOPS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                      Pennsylvania                              23-1913593
           -------------------------------                   ----------------
           (State or other jurisdiction of                   (I.R.S. Employer
            incorporation or organization)                  Identification No.)

 9401 Blue Grass Road, Philadelphia, Pennsylvania                 19114
-------------------------------------------------            ----------------
    (Address of principal executive offices)                    (Zip Code)

                                (215) 676-6000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

                      Yes ___X___      No ________

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.01                            12,844,680
----------------------------                ------------------------------------
         (Class)                              (Outstanding at October 31, 1997)

                       DEB SHOPS, INC. AND SUBSIDIARIES







                                   I N D E X









                                                                        Page
                                                                        ----
PART I. Financial Information:

        Consolidated Balance Sheets -                                    1
        October 31, 1997 and January 31, 1997

        Consolidated Statements of Operations - Nine and                 2
        Three Months Ended October 31, 1997 and October 31, 1996

        Consolidated Statements of Cash Flows - Nine                     3
        Months Ended October 31, 1997 and October 31, 1996

        Notes to Consolidated Financial Statements -                     4
        October 31, 1997

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations - October 31, 1997           5-9



PART II.Other Information                                                9

                        DEB SHOPS, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                     OCTOBER 31,   JANUARY 31,
                                                                        1997          1997
---------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
              Cash and cash equivalents                             $45,088,718   $44,850,895
              Merchandise inventories                                25,667,905    22,907,072
              Prepaid expenses and other                              1,210,718     2,757,308
              Current deferred income taxes                           1,374,050     1,374,050
                                                                    -----------   -----------
                 Total Current Assets                                73,341,391    71,889,325
                                                                    -----------   -----------

PROPERTY, PLANT AND EQUIPMENT, at cost
              Land                                                      150,000       150,000
              Buildings                                               4,330,603     4,324,052
              Leasehold improvements                                 29,238,838    29,131,896
              Furniture and equipment                                15,290,367    15,443,618
                                                                    -----------   -----------
                                                                     49,009,808    49,049,566
              Less accumulated depreciation
                 and amortization                                    33,859,919    31,745,736
                                                                    -----------   -----------
                     Total Property, Plant and Equipment             15,149,889    17,303,830
                                                                    -----------   -----------

OTHER ASSETS
              Goodwill net of accumulated amortization
                 of $446,325 and $285,648, respectively               2,772,080     2,932,757
              Long term deferred income taxes                         1,457,290     1,237,290
              Other                                                   1,167,514     1,167,514
                                                                    -----------   -----------
                                                                      5,396,884     5,337,561
                                                                    -----------   -----------

                                                                    $93,888,164   $94,530,716
                                                                    ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
              Trade accounts payable                                 13,600,448   $13,792,280
              Accrued expenses                                        5,857,244     4,897,409
                                                                    -----------   -----------
                 Total Current Liabilities                           19,457,692    18,689,689
                                                                    -----------   -----------

Capital Lease Obligation                                              1,680,294     1,826,787
                                                                    -----------   -----------

Shareholders' Equity
              Series A Preferred Stock, par value $1.00 per
                     share:
                   Authorized - 5,000,000 shares
                   Issued and outstanding - 460 shares
                     liquidation value $460,000                             460           460
              Common Stock, par value $.01 per share;
                   Authorized - 25,000,000 shares
                   Issued Shares - October 31, 1997: 15,688,290;
                     January 31, 1997: 15,688,290                       156,883       156,883
              Additional paid in capital                              5,541,944     5,541,944
              Retained earnings                                      84,627,314    85,891,376
                                                                    -----------   -----------
                                                                     90,326,601    91,590,663
              Less common treasury shares, at cost -
                 October 31, 1997: 2,843,610;
                 January 31, 1997: 2,843,610                         17,576,423    17,576,423
                                                                    -----------   -----------
                                                                     72,750,178    74,014,240
                                                                    -----------   -----------
                                                                    $93,888,164   $94,530,716
                                                                    ===========   ===========

                The notes to consolidated financial statements
             are an integral part of these financial statements.

                       DEB SHOPS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                            Nine Months Ended October 31,            Three Months Ended October 31,
                                       ------------------------------------------------------------------------------
                                             1997                 1996                  1997                1996
                                       -------------         -------------         -------------        -------------
Revenues
      Net Sales                        $ 144,918,407         $ 132,885,380         $  52,409,278        $  46,386,420
                                       -------------         -------------         -------------        -------------

Costs and Expenses
      Cost of Sales, including
          buying and occupancy costs     112,143,055           110,958,924            40,206,473           38,886,501
      Selling and administrative          30,008,634            29,894,795            10,200,161           10,664,092
      Depreciation and amortization        3,247,391             2,622,555             1,128,950              879,089
                                       -------------         -------------         -------------        -------------
                                         145,399,080           143,476,274            51,535,584           50,429,682
                                       -------------         -------------         -------------        -------------

Operating Income (Loss)                     (480,673)          (10,590,894)              873,694           (4,043,262)
Other income, principally interest         1,523,713             1,628,828               573,893              402,175
                                       -------------         -------------         -------------        -------------

Income (Loss) Before Income Taxes          1,043,040            (8,962,066)            1,447,587           (3,641,087)
Income Taxes (Benefit)                       339,000            (2,913,000)              470,000           (1,183,000)
                                       -------------         -------------         -------------        -------------

Net Income (Loss)                      $     704,040         $  (6,049,066)        $     977,587        $  (2,458,087)
                                       =============         =============         =============        =============

Net Income (Loss) Per Common Share     $        0.05         $       (0.47)        $        0.07        $       (0.19)
                                       =============         =============         =============        =============

Cash Dividend Declared
      Per Common Share                 $        0.15         $        0.15         $        0.05        $        0.05
                                       =============         =============         =============        =============

Weighted Average Number of
      Common Shares Outstanding           12,947,341            12,844,680            12,967,093           12,844,680
                                       =============         =============         =============        =============









                The notes to consolidated financial statements
             are an integral part of these financial statements.

                       DEB SHOPS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Nine Months Ended October 31,
                                                                                 ----------------------------
                                                                                     1997            1996
                                                                                 ------------    ------------
Cash flows provided by (used in) operating activities:
      Net Income (Loss)                                                          $    704,040    $ (6,049,066)
      Adjustments to reconcile net income (loss) to net
          cash provided by (used in) operating activities:
              Depreciation and amortization                                         3,247,391       2,622,555
              Deferred income tax (benefit)                                          (220,000)
              Loss on retirement of property, plant and equipment                     463,432         306,075
              Change in assets and liabilities:
                   (Increase) in merchandise inventories                           (2,760,833)    (12,680,689)
                   Decrease in prepaid expenses and other                           1,546,590           8,173
                   (Decrease) Increase in trade accounts payable
                                                                                     (191,832)      7,266,984
                   Increase in accrued expenses                                       959,835         249,296
                                                                                 ------------    ------------

                   Net cash provided by (used in) operating activities              3,748,623      (8,276,672)
                                                                                 ------------    ------------


Cash flows (used in) investing activities:
      Purchase of property, plant and equipment                                    (1,396,205)     (2,937,959)
                                                                                 ------------    ------------
                   Net cash (used in) investing activities                         (1,396,205)     (2,937,959)
                                                                                 ------------    ------------


Cash flows (used in) financing activities:
      Preferred Stock cash dividends paid                                             (41,400)        (41,400)
      Common Stock cash dividends paid                                             (1,926,702)     (1,926,702)
      Principal payment under capital lease obligations                              (146,493)       (119,610)
                                                                                 ------------    ------------
                   Net cash (used in) financing activities                         (2,114,595)     (2,087,712)
                                                                                 ------------    ------------


Increase (decrease) in cash and cash equivalents                                      237,823     (13,302,343)
Cash and cash equivalents at beginning of period                                   44,850,895      51,569,038
                                                                                 ------------    ------------
Cash and cash equivalents at end of period                                       $ 45,088,718    $ 38,266,695
                                                                                 ============    ============



Supplemental disclosures of cash flow information:
  Cash paid during the period for:
          Interest on capital lease obligation                                   $    266,000    $    300,000
          Income taxes, net                                                      $  1,110,795    $    150,368




                The notes to consolidated financial statements
              are an integral part of these financial statements.

                       DEB SHOPS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               OCTOBER 31, 1997

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997. The Balance Sheet at January 31, 1997 has been derived from the audited financial statements at that date.

NOTE B - INCOME TAXES

         The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred income taxes result principally from differences in the time of recognition of overhead in inventory, deductibility of certain liabilities and depreciation expense. The tax benefit for the nine and three months ended October 31, 1996 is included in prepaid expenses and other on the accompanying consolidated balance sheet.


NOTE C - EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the EPS calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Fully diluted EPS, now called diluted EPS, is still required. Early application is prohibited, although footnote disclosure of pro forma EPS amounts computed is required. Under SFAS 128, pro forma basic EPS and diluted EPS for the nine and three months ended October 31, 1997 would not have changed from the amount reported. All other EPS amounts for the periods presented remain the same.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Deb Shops, Inc. (the "Company") operates 265 women's specialty apparel retail stores offering moderately priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sized women. The Company also operates 10 Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

         The Company also operates 15 Atlantic book stores. The book division includes 10 "Atlantic Book Shops", which are small, limited selection book stores, generally open seasonally in Delaware, Maryland and New Jersey shore resort towns. Atlantic Books also operates five much larger "Atlantic Book Warehouses" which carry a full line of best sellers, new titles and magazines, in addition to remainder books. The Atlantic Book Warehouse stores are located in Delaware, Maryland, New Jersey and Pennsylvania.

         Results of operations for the Company for the nine months ended October, 31 1997 and 1996, are presented on a consolidated basis and are discussed here on a segmented basis to provide relevant information concerning the Company's retail apparel store business, which is the Company's principal line of business, and the retail book business.

Results of Operations - Consolidated

         Consolidated net sales increased $12,033,000 (9.1%) and $6,023,000 (13.0%), respectively, for the nine and three months ended October 31, 1997, as compared to an increase of $9,795,000 (8.0%) and $4,715,000 (11.3%) for the nine and three months ended October 31, 1996. The increase during the nine and three months ended October 31, 1997 is primarily the result of increased sales in the apparel business and, to a lesser extent, an increase in the number of book stores.

         The change in net sales, cost of sales, selling and administrative expense and net income (loss) are more fully described in the sections on "Apparel Business" and "Book Business" that follow.

         Other income, principally interest, decreased $105,000 (6.5%) for the nine months ended October 31, 1997 and increased $172,000 (42.7%), for the three months ended October 31, 1997 as compared to a decrease of $93,000 (5.4%) and $49,000 (10.9%), respectively, for the nine and three months ended October 31, 1996. The decreases in the nine months ended October 31, 1997 and 1996 are primarily attributable to an increase in the losses incurred by the Company on disposition of fixed assets incurred in connection with store closings.

         Net income before income taxes increased $10,005,000 (111.6%) and $5,089,000 (139.8%), respectively, for the nine and three months ended October 31, 1997. Net loss before income taxes decreased $623,000 (10.5%) and $38,000 (1.5%), respectively, for the nine and three months ended October 31, 1996. The improvement for the nine and three months ended October 31, 1996 to 1997 is comprised of an increase in apparel business sales and apparel business margins.

Results of Operations - Apparel Business

         Net sales increased to $134,470,000 from $125,435,000 or $9,035,000
(7.2%) in the nine months ended October 31, 1997 and 1996, respectively, and increased to $125,435,000 from $122,485,000 or $2,950,000 (2.4%) in the nine months ended October 31, 1996 and 1995 respectively. Net sales increased to $48,395,000 from $43,516,000 or $4,879,000 (11.2%) in the three months ended
October 31, 1997 and 1996, respectively, and increased to $43,516,000 from $41,067,000 or $2,449,000 (6.0%) in the three months ended October 31, 1996 and 1995, respectively. The increase in net sales for the nine and three months ended October 31, 1997 was principally attributable to a return of fashion direction in the woman's specialty apparel industry, the Company's new focus on a younger customer, and improved visual merchandising in the stores. The increase in net sales for the nine and three months ended October 31, 1996 was principally attributable to the start-up of our "Plus Size" business.

         The following table sets forth certain per store information.

                                                                   Per Store Data(1)                 Per Store Data(1)
                                                            Nine Months Ended October 31,      Three Months Ended October 31,
                                                            -----------------------------      ------------------------------

                                                               1997              1996             1997            1996
                                                               ----              ----             ----            ----

Stores open at end of the period                                 275              299              275             299
Average number in operation during the period                    279              301              278             299
Average net sales per store (in thousands)                     $ 482            $ 417            $ 174           $ 146
Average operating (loss) income per store
(in thousands)                                                 ($  5)           ($ 38)           $   2           ($ 15)
Comparable Store Sales(2) - Percent Change                      11.7%            11.0%            14.7%           14.7%

         Cost of sales, including buying and occupancy costs, decreased to $104,911,000 from $105,939,000 or $1,028,000 (1.0%) in the nine months ended
October 31, 1997 and 1996, respectively, and increased to $105,939,000 from $102,494,000 or $3,445,000 (3.4%) in the nine months ended October 31, 1996 and 1995, respectively. Cost of sales, including buying and occupancy costs, increased to $37,419,000 from $36,951,000 or $468,000 (1.3%) in the three months ended October 31, 1997 and 1996, respectively and increased to $36,951,000 from $35,112,000 or $1,839,000 (5.2%) in the three months ended
October 31, 1996 and 1995, respectively. The decrease in cost of sales, including buying and occupancy costs, in the nine months ended October 31, 1997 was primarily the result of selling merchandise at higher margins in the six months ended October 31, 1997, partially offset by the increase in net sales during the period. The increase in cost of sales, including buying and occupancy costs, in the nine months ended October 31, 1996, was primarily the result of a decrease in margins related to the start-up of the "Plus Size" business. As a percentage of net sales, cost of sales, including buying and occupancy costs, were 78.0% and 84.5% in the nine months ended October 31, 1997 and 1996, respectively, and 77.3% and 84.9% in the three months ended October 31, 1997 and 1996, respectively. As a percentage of net sales, buying and occupancy costs decreased to 18.5% from 20.8% in the nine months ended October 31, 1997 and 1996, respectively, and decreased to 17.2% from 19.9% in the three months ended October 31, 1997 and 1996, respectively, primarily due to an increase in sales.

         Selling and administrative expenses decreased to $28,058,000 from $28,475,000 or $418,000 (0.9%) in the nine months ended October 31, 1997 and 1996, respectively, and decreased to $28,475,000 from $28,887,000 or $412,000
(1.4%) in the nine months ended October 31, 1996 and 1995, respectively. Selling and administrative expenses decreased to $9,486,000 from $10,148,000 or $661,000 (6.5%) in the three months ended October 31, 1997 and 1996, respectively, and increased to $10,148,000 from $9,640,000 or $508,000 (5.2%)
in the three months ended October 31, 1996 and 1995, respectively. The decrease in selling and administrative expenses for the nine months ended October 31, 1997 was primarily due to a one-time cost of $560,000 for the termination of our private label credit card program in the prior period, offset by increased insurance costs. The decrease in selling and administrative expenses for the nine months ended October 31, 1996 was primarily due to cost controls offset by the one-time charge of $560,000 for the termination of our private label credit card program. As a percentage of net sales, selling and administrative expenses decreased to 20.9% from 22.7% in the nine months ended October 31, 1997 and 1996, respectively, and decreased to 19.6% from 23.3% in the three months ended October 31, 1997 and 1996, respectively, primarily due to an increase in sales.

         Depreciation expenses increased $512,000 and $203,000 in the nine and three months ended October 31, 1997, respectively. The increase is principally attributed to the accelerated write-off of leasehold improvements.

         The operating loss decreased to $1,404,000 from $11,373,000 or $9,969,000 (87.7%) in the nine months ended October 31, 1997 and 1996, respectively and decreased to $11,373,000 from $11,895,000 or $522,000 (4.4%)
in the nine months ended October 31, 1996 and 1995, respectively. The operating income increased to $484,000 from an operating loss of $4,386,000 or $4,870,000 (111.0%) in the three months ended October 31, 1997 and 1996, respectively and the operating loss decreased to $4,386,000 from $4,681,000 or $295,000 (6.3%) in the three months ended October 31, 1996 and 1995, respectively. As a percentage of net sales, the operating income (loss) was (1.0%) and (9.1%) in the nine months ended October 31, 1997 and 1996, respectively, and 1.0% and (10.1%) in the three months ended October 31, 1997 and 1996, respectively. The decrease in the operating loss for the nine months ended October 31, 1997 was primarily attributed to an

--------------------------
1  Includes Tops 'N Bottoms stores

2 Comparable store sales include stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

increase in net sales and an increase in margins. During the nine months ended October 31, 1997 the Company decreased the number of "Plus Size" selling units by almost 50%. This reduction did not result in a commensurate reduction in sales and did result in an improvement in "Plus Size" margins. The operating loss for the nine months ended October 31, 1996 was primarily attributable to lower margins as a result of the start-up of the "Plus Size" business.


Results of Operations - Book Business

         Fiscal 1997 was the first full year the Company operated its book business. The book business was acquired in 1995 and was operated for four months during fiscal 1996.

         Net sales increased to $10,448,000 from $7,450,000 or $2,998,000
(40.2%) in the nine months ended October 1997 and 1996, respectively, and increased to $4,015,000 from $2,871,000 or $1,144,000 (39.8%) in the three months ended October 31, 1997 and 1996, respectively. The increase resulted primarily from the addition of two warehouse stores and the increase in size of a resort store.

                  The following table sets forth certain per store information:

                                                                      Per Store Data                  Per Store Data
                                                                     Nine Months Ended          Three Months Ended October
                                                                        October 31,                        31,
                                                              ---------------------------       ----------------------------

                                                                     1997           1996          1997          1996
                                                                     ----           ----          ----          ----

Stores open at end of period-Resort Stores                            10              10             10              10
Average number in operation during the period                         10              10             10              10
Average net sales per Resort store (in thousands)                 $  356          $  273         $  175          $  129

Stores open at end of period - Warehouse Stores                        5               3              5               3
Average number in operation during the period                          5               3              5               3
Average net sales per Warehouse Store (in thousands)              $1,361          $1,536         $  445          $  516

Comparable Store Sales(1) - Percent Change                           3.3%            N/A            3.7%            N/A


         Cost of sales, including buying and occupancy costs, increased to $7,367,000 from $5,015,000 or $2,352,000 (46.9%) in the nine months ended
October 31, 1997 and 1996, respectively, and increased to $2,833,000 from $1,933,000 or $900,000 (46.6%) in the three months ended October 31, 1997 and 1996, respectively. As a percentage of net sales, cost of sales, including buying and occupancy costs, were 70.5% and 67.3% in the nine months ended October 31, 1997 and 1996, respectively, and 70.6% and 67.3% in the three months ended October 31, 1997 and 1996, respectively. As a percentage of net sales, buying and occupancy costs were 16.1% and 14.5% in the nine months ended October 31, 1997 and 1996, respectively, and 16.3% and 14.6% in the three months ended October 31, 1997 and 1996, respectively.

         Selling and administrative expenses increased to $1,945,000 from $1,413,000 or $533,000 (37.7%) in the nine months ended October 31, 1997 and 1996, respectively, and increased to $712,000 from $515,000 or $197,000 (38.3%) in the three months ended October 31, 1997 and 1996, respectively. As a percentage of net sales, selling and administrative expenses were 18.6% and 19.0% in the nine months ended October 31, 1997 and 1996, respectively, and 17.8% and 18.0% in the three months ended October 31, 1997 and 1996, respectively.

         Depreciation expense increased $68,000 in the nine months ended October 31, 1997 and $32,000 in the three months ended October 31, 1997.



-------------------------------------------------------------------------------
1 Comparable store sales include stores open for both periods in the current format and location.
   A store is added to the comparable store base in its 13th month of operation. The "Percentage Change" for the nine and three months ended October 31, 1996 is not shown since the Company did not own this business during the nine and three months ended October 31, 1995.

         Operating income increased to $839,000 from $794,000 or $45,000 (5.7%) in the nine months ended October 31, 1997 and 1996, respectively, and increased to $361,000 from $347,000 or $14,000 (4.1%) in the three months ended October 31, 1997 and 1996, respectively. As a percentage of net sales, operating income was 8.0% and 10.7% in the nine months ended October 31, 1997 and 1996, respectively, and 9.0% and 12.1% in the three months ended October 31, 1997 and 1996, respectively.

Liquidity and Capital Resources

         During the three months and nine months ended October 31, 1997 and 1996, the Company funded internally all of its operating needs, including capital expenditures for the remodeling of existing apparel and book stores. Total cash provided by, or (used in), operating activities for the nine months ended October 31, 1997 and 1996 was $3,749,000 and ($8,277,000), respectively.
For the nine months ended October 31, 1997, cash provided by operations was the result of the net income, a decrease in prepaid expenses and other, an increase in accrued expenses, and non-cash charges for depreciation and amortization, partially offset by an increase in merchandise inventories. For the nine months ended October 31, 1996, cash used in operations resulted from the net loss and an increase in merchandise inventories, partially offset by an increase in trade accounts payable and non-cash charges for depreciation and amortization. The inventory turn-over rate for the apparel business was approximately 2.2 times during the nine months ended October 31, 1997 and 2.4 times during the nine months ended October 31, 1996. The inventory turn-over rate for the book business was approximately 1.1 times during the nine months ended October 31, 1997 and 1.4 times during the nine months ended October 31, 1996.

         Net cash used in investing activities was $1,396,000 and $2,938,000 for the nine months ended October 31, 1997 and 1996, respectively. The decrease in net cash used in investing activities was principally due to the purchase of a building for a warehouse book store in 1996.

         Net cash used in financing activities was $2,115,000 and $2,088,000 for the nine months ended October 31, 1997 and 1996, respectively. These funds were principally used for the payment of dividends on preferred and common stock.

         As of October 31, 1997, the Company had cash and cash equivalents of $45,089,000 compared with $38,267,000 at October 31, 1996. The Company opened a "Plus Size" operation during April 1996 in approximately one-third of its stores. This required the hiring of a buying staff, the remodeling of certain locations, and the purchase of inventory. At the end of the first quarter of fiscal 1998, the Company reduced the size of the plus operation by approximately 50%. As of June 30, 1996, the Company terminated its private label credit card program. The Company paid a termination fee to the bank, which assumed all future obligations associated with the portfolio. The Company continues to accept third party credit cards at all of its stores.

         The Company is in the process of evaluating its Year 2000 issue along with evaluating its enterprise software. Any expenditures resulting from this evaluation will be paid from internally generated funds and is not expected to be material.

         The Company's present intention is to expand the book store business primarily by opening additional warehouse stores. Opening a warehouse store is capital intensive, because of the leasehold improvements and initial inventory required. It is anticipated that the funds to finance this expansion will come from the cash and cash equivalents on hand. The Company currently has commitments for the opening of one additional warehouse store and one additional resort store. During fiscal 1997, the Company opened two warehouse stores. One of the locations was purchased in May 1996 for approximately $2,100,000. It is not the Company's intention to purchase store locations; however, when the location and the economics are suitable, such transactions will be evaluated. Other than these items there are no known other trends or commitments, events or uncertainties that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company believes that internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs.

Forward-Looking Statements

         The Company has made in this report, and from time to time may otherwise make, "forward-looking statements" (as defined under Federal Securities Laws) concerning the Company's future operations, performance, profitability, revenues, expenses and financial condition. This report includes, in particular, forward-looking statements regarding store openings, closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company's ability to improve margins, respond to changes in fashion, the Company's ability to retain key management personnel and find suitable retail locations. Such factors may also include other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.

                       DEB SHOPS, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)




SEASONAL NATURE OF OPERATIONS


The following table shows the Company's net sales and net earnings per quarter for the fiscal year ended January 31, 1997 on an unaudited basis.



                                  Net Sales                   Net Income (Loss)
                           ------------------------       ---------------------------
                            Amount                %        Amount                 %
                           -----------      -------       -----------       ---------
                                            (Dollars in Thousands)

 1st Quarter               $   38,039         20.3%       ($ 1,939)          ( 50.3%)
 2nd Quarter                   48,460         25.9%       (  1,652)          ( 42.8%)
 3rd Quarter                   46,386         24.7%       (  2,458)          ( 63.8%)
 4th Quarter                   54,608         29.1%          2,194             56.9%
                           -----------      -------       -----------       ---------

       TOTAL               $  187,493        100.0%       ($ 3,855)           100.0%
                           ===========      =======       ===========       =========



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

PART II.   OTHER INFORMATION


Items 1 - 5.  NOT APPLICABLE


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  Exhibits

                       Exhibit No.         Description of Document
                       -----------         -----------------------

                          11               Computation of Earnings Per Share

              (b)  Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company
during the quarter ended October 31, 1997.

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                        DEB SHOPS, INC.





DATE:  December 15, 1997                By  /s/ Marvin Rounick
                                          -------------------------
                                                Marvin Rounick
                                                President







DATE:  December 15, 1997                By  /s/ Lewis Lyons
                                          ----------------------
                                                Lewis Lyons
                                                Vice President, Finance
                                                Chief Financial Officer