Form 10-K
period 1998-01-31
DEB SHOPS INC
filed 1998-04-23
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
(Mark One)

(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended          January 31, 1998
                                    ---------------------------------------

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________________

         Commission File Number                     0-12188
                                ------------------------------------------------


                                 DEB SHOPS, INC.
             (Exact name of registrant as specified in its charter)

                  9401 Blue Grass Road, Philadelphia, PA 19114
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

              Pennsylvania                          23-1913593
         ------------------------         ---------------------------------
         (State of Incorporation)         (IRS Employer Identification No.)

                                 (215) 676-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                           Yes____    X  No
                                       -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______


         As of April 10, 1998, 12,944,770 shares of the Company's Common Stock, par value $.01 per share, were outstanding. The aggregate market value (based upon the closing price on April 10, 1998) held by non-affiliates was approximately $23,952,294.


                       DOCUMENTS INCORPORATED BY REFERENCE


         Registrant's Definitive Proxy Statement to be filed within 120 days after the end of the fiscal year in connection with the Annual Meeting to be held on May 27, 1998 - incorporated in Part III.

Forward-Looking Statements


         The Company has made in this report, and from time to time may otherwise make, "forward-looking statements" (as that term is defined under Federal Securities Laws) concerning the Company's future operations, performance, profitability, revenues, expenses and financial condition. This report includes, in particular, forward-looking statements regarding store openings and closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company's ability to improve margins, respond to changes in fashion and retain key management personnel. Such factors may also include other risks and uncertainties detailed in the Company's other filings with the Securities and Exchange Commission.



                                     PART 1

Item 1.  Business
-------  --------

General


         Deb Shops, Inc. (the "Company") operates 259 women's specialty apparel retail stores ("DEB") offering moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. DEB merchandise consists of clothing and accessories appealing primarily to the fashion-conscious junior and plus sized female consumers between the ages of 13 and 18. In addition to 249 stores operating under the name "DEB" and one operating under the name "JOY", the Company operates five plus size stores under the name "DEB PLUS" and four outlet stores under the name "CSO." The outlet stores offer the same merchandise as DEB, JOY and DEB PLUS at reduced prices and serve as clearance stores for slow-moving inventory.
Fifty of the DEB stores contain plus size departments.

         The Company operates an additional 10 apparel retail stores under the name Tops 'N Bottoms. Tops 'N Bottoms sells moderately priced men's and women's apparel. Seventeen of the DEB stores contain Tops 'N Bottoms departments.

         In October 1995, the Company acquired substantially all of the net assets of the Atlantic Book chain for a purchase price of approximately $4,500,000. Atlantic operates 17 locations, including 11 "Atlantic Book Shops", which are small, limited selection book stores, generally open seasonally in Delaware, Maryland, New Jersey and Pennsylvania resort towns. Atlantic Books also operates six "Atlantic Book Warehouses" which carry a full line of best sellers, new titles and magazines in addition to remainder books. The Atlantic Book Warehouse stores are located in Delaware, Maryland, Minnesota, New Jersey and Pennsylvania.


Merchandising and Marketing

         DEB specializes in junior-sized merchandise and offers an extensive selection of colors and styles. The merchandise is attractively presented in groups coordinated by color and style to assist customers in locating items of their choice and creating outfits of their own.

         The plus division caters to the plus customer between the ages of 13 to
18. The merchandise is young looking and the fit is adjusted to the plus customer. Prices are affordable and very competitive.


         Tops 'N Bottoms cater primarily to young men and junior-sized women. Much of the merchandise is brand named and unisex.

         The Company purchases merchandise in volume, sells at popular prices, and has a policy of early markdowns of slow-moving inventory. A special effort is made to select and present coordinated outfits on a rotating basis and featured merchandise is changed approximately twice a week.

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

         The Company experiences the normal seasonal pattern of the retail apparel industry with its peak sales occurring during the Christmas, Back-to-School and Easter periods. To keep merchandise fresh and fashionable, slow-moving merchandise is marked down throughout the year. End-of-season sales are conducted twice per year (in the second and fourth quarters), in keeping with the Company's policy of carrying a minimal amount of seasonal merchandise over from one year to another. If unsold at the end of the seasonal sales, merchandise is transferred to the Company's CSO stores.

Stores


         During the fiscal year ended January 31, 1998, DEB opened five stores (while closing 21 stores, including one DEB PLUS store). DEB also eliminated 42 Plus departments within DEB stores and converted three Plus stores back to junior stores. DEB also closed one Tops `N Bottoms department. At the present time, the Company has plans to open 16 new stores in fiscal 1999. This includes the opening of nine stores as a result of leases purchased at the bankruptcy auction of Petrie Retail, Inc., et al. The stores were purchased on February 11, 1998, for $720,000, and will be opened in the first quarter of fiscal 1999. The current plans include the opening of three Plus departments and two Tops 'N Bottoms departments in the new stores. The Company is currently scheduled to close three stores in the first half of fiscal 1999. The Company plans to continue to evaluate carefully the profitability of individual stores and close those stores, which it believes cannot become profitable or maintain profitability.

         The following table shows apparel store openings and closings for the last five fiscal years.

                                                                   Year Ended January 31,
                                                                   ----------------------


                                                1998           1997         1996        1995         1994
                                                ----           ----         ----        ----         ----
Open at beginning of fiscal year..              285            308           341         368          373
Opened during fiscal year............             5              2             1           8           11
Closed during fiscal year.............          (21)           (25)          (34)        (35)         (16)
                                              ------         ------        ------      ------       ------

Open at end of fiscal year...........           269            285           308         341          368
                                              ======         ======        ======      ======       =====

         The following table shows the states in which the Company's 269 existing apparel stores are located.


         New England                        East                      Midwest

         Connecticut          2             Delaware       1          Illinois     15
         Maine                4             Maryland       6          Indiana       9
         Massachusetts        8             New Jersey    11          Iowa          3
         Rhode Island         1             New York      34          Kansas        3
                            ----            Pennsylvania  41          Kentucky      3
                             15             Virginia      12          Michigan     19
                                            West Virginia  7          Minnesota     7
                                                         ----         Missouri      7
                                                         112          North Dakota  2
                                                                      Ohio         24
                                                                      South Dakota  1
                                                                      Wisconsin    13
                                                                                 -----
                                                                                  106


         South                              West

         Georgia    1                       California     2
         Tennessee  4                       Colorado       3
                   ----                     Idaho          2
                    5                       New Mexico     3
                                            Oklahoma       4
                                            Oregon         6
                                            Texas          6
                                            Utah           2
                                            Washington     3
                                                          --
                                                          31

         DEB stores, which average 6,000 square feet, are located primarily in enclosed regional malls and selected strip shopping centers. DEB stores with Tops 'N Bottoms or Plus departments average 7,600 square feet and are located primarily in enclosed regional malls. Tops 'N Bottoms stores are all located in enclosed regional malls and range in size from 2,300 to 3,400 square feet. New stores are opened in existing malls, existing mall expansions, new malls and occasionally strip shopping centers. Factors considered in opening new stores include the availability of suitable locations and negotiation of satisfactory lease terms, both are considered essential to successful operations. Key considerations in selecting sites for new stores include the geographic location of the center, the demographics of the surrounding area, the principal specialty and "anchor" stores within the center, expected customer traffic within the center, and the location of the Company's store within the center itself.


         Stores are distinctively designed for customer identification and are remodeled periodically as necessary. The stores are open during mall operating hours, which are generally from 10:00 A.M. to 9:30 P.M., Monday through Saturday, and from Noon to 5:00 P.M. on Sunday.


Operations

         Payments for most of the Company's sales are made in cash or check, with the balance made with MasterCard, Visa or Discover credit cards. For customer convenience, the Company provides lay-away plans. The Company's policy is to permit returns of merchandise for exchange or for a full cash or credit refund, at the customer's preference.

         The Company purchases its merchandise from a number of suppliers, both domestic and foreign, and is not materially dependent on any one supplier. All merchandise is shipped directly from vendors to the Company's central distribution facility, where it is inspected and price-marked before being shipped to the individual stores. The Company distributes its inventory by common carrier and leased trucks.


         The responsibility for managing the Company's stores rests with the Director of Store Operations and a staff of thirty-four employees consisting of an Assistant Director of Store Operations and Regional and District Managers. A Regional Manager is responsible for an average of five districts. A District Manager is responsible for an average of ten stores, each of which is staffed by a Store Manager and two Assistant Store Managers. The District and Regional Managers visit the stores regularly to review merchandise levels, content and presentation, staff training and other personnel issues, store security and cleanliness and adherence to standard operating procedures.

         The merchandising department consists of 40 employees, including the Senior Vice President, Merchandising; Vice President, Merchandising; Merchandise Managers and Buyers. The department is responsible for purchasing, pricing (including markdowns), inventory planning and allocating merchandise among the stores. The merchandising department's staff is organized in the following apparel categories: sportswear, dresses, coats, lingerie, hosiery, shoes, accessories and plus sizes.

         At January 31, 1998, the Company had approximately 2,600 employees, 62% of whom were employed on a part-time basis. The Company has a collective bargaining agreement with the United Paperworkers International Union, Philadelphia Local 286 (UPIU) which expires on December 31, 2001. The UPIU represents the Company's warehouse employees. The collective bargaining agreement covers approximately 75 employees. The Company considers its employee relations to be good.

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

Acquisition of Atlantic Books

         On October 20, 1995 (the "Closing Date") the Company acquired substantially all of the net assets of the Atlantic Book chain for a purchase price of approximately $4,500,000. The Atlantic Book chain now consists of 17 stores including six full service warehouse stores located in Delaware, Maryland, Minnesota, New Jersey and Pennsylvania. Atlantic emphasizes convenience, selection and value. The Company considers the warehouse format to be positioned to capitalize on today's consumers' demands for these features. Atlantic's main concentration is in bargain books that are sold at significant discounts from publishers' original retail prices. Atlantic also offers an extensive selection of best sellers and other hard cover and paperback books and magazines. Each warehouse store is conducive to browsing and shopping; including super-market style shopping carts for the customer who wants to purchase multiple selections.

         Atlantic Books competes with both national super-store chains as well as local book stores. Atlantic Books offers selection similar to the national super-stores, in a no-frills atmosphere and at larger discounts.

         The chain trades as Atlantic Books Shops and Atlantic Book Warehouse. The eleven non-warehouse stores are located in resort areas in Delaware, Maryland, New Jersey and Pennsylvania. These resort stores range in size from 1,000 to 4,600 square feet. The warehouse stores range in size from 12,000 to 26,000 square feet. The warehouse store in Montgomeryville, PA includes the offices for the chain.

         The resort stores sell primarily remainder books and some new titles. The warehouse stores carry a full line of best sellers, new titles, and magazines in addition to the remainder books.

         The Company intends to expand the book chain principally through the addition of warehouse stores and the addition of resort stores when appropriate. The current focus is on stand alone sites and strip centers for the new stores. Where appropriate mall locations will also be considered. There are no current plans for opening or closing any warehouse or resort book stores.

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

         The following table shows the earliest years that executed apparel store leases, existing at January 31, 1998, can be terminated. In many cases the Company has renewal options.

           Calendar Years                            Number of Leases Expiring
           --------------                            -------------------------

           1998 - 1999...........................               94
           2000 - 2001...........................               57
           2002 - 2003...........................               57
           2004 - 2005...........................               27
           2006 - 2007...........................               15
           2008 - 2009...........................               16
           2010 and thereafter...............                    3
                                                               ---
                           Total..............                 269
                                                               ===



         The Company leases its warehouse, distribution and office space, aggregating 280,000 square feet, pursuant to a twenty-year lease which commenced June 15, 1982. This facility is a modern, one story industrial building situated on approximately 20 acres in the northeast section of Philadelphia. See Item 13. Certain Relationships and Related Transactions.

         With respect to the locations of present stores, see Item 1. Business-Stores.


Item 3.  Legal Proceedings
-------  -----------------

         The Company is subject to legal proceedings, employment issues and claims that arise in the ordinary course of its business. In the opinion of management, after consultation with outside legal counsel, the ultimate disposition of such proceedings will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------


         Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1998.

         The executive officers of the Company, each of whom serves at the discretion of the Board of Directors, are as follows:

Name                   Age  Position with Company                                      Officer Since
----                   ---  ---------------------                                      -------------
Marvin Rounick         58   Director, President and Chief Executive Officer                  1973
Warren Weiner          54   Director, Executive Vice President, Secretary and Treasurer      1973
Allan Laufgraben       59   Senior Vice President, Merchandising                             1995
Barry Vesotsky         52   Vice President, Merchandising                                    1981
Stanley A. Uhr         52   Vice President, Real Estate and Corporate Counsel                1988
Lewis Lyons            44   Vice President, Finance, Chief Financial Officer and
                            Assistant Secretary                                              1992
William F. Gallagher   33   Controller                                                       1996

         Marvin Rounick has been employed by the Company since 1961. Since 1979, he has served as President and Chief Executive Officer. Prior to that time, he served as Vice President, Operations and General Merchandise Manager.

         Warren Weiner was employed by the Company from 1965 until 1975. He rejoined the Company in January 1982, as Executive Vice President, Secretary and Treasurer.

         Allan Laufgraben has been employed by the Company since December 1995, as Senior Vice President, Merchandising. For more than five years, prior to joining the Company he was with Petrie Stores Corporation as Executive Vice President and with Petrie Retail, Inc. as President and Chief Executive Officer.

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


         Lewis Lyons has been employed by the Company since 1990, first as Director of Taxes; from May 20, 1992, as Vice President, Finance; and from May 26, 1993, as Vice President, Finance and Chief Financial Officer and from October 2, 1995 as Assistant Secretary.

         William F. Gallagher has been employed by the Company since 1992, first as Assistant Controller and from July 1, 1996 as Controller.

                                     PART II
                                     -------

Item 5.  Market for the Registrant's Common
         Stock and Related Stockholder Matters
         -------------------------------------

Market Information

         The Company's Common Stock is traded on the over-the-counter market (NASDAQ National Market). Symbol: DEBS.

         The following table sets forth quarterly high and low sales prices for the two most recent fiscal years.

1998                                        High          Low
----                                        ----          ---

First Quarter                              $5.375        $4.000
Second Quarter                              4.625         3.625
Third Quarter                               6.000         3.500
Fourth Quarter                              6.875         5.250



1997                                        High          Low
----                                        ----          ---

First Quarter                              $5.250        $3.000
Second Quarter                              6.500         4.250
Third Quarter                               6.125         4.375
Fourth Quarter                              5.375         4.125


Holders


         As of April 10, 1998, there were 353 record holders and 1,064 beneficial holders of the Company's Common Stock.


Dividends

         The Company paid regular quarterly dividends for each of the fiscal quarters in the two most recent fiscal years. During this time period, the per-share amount of these dividends on Common Stock was $.05 for each such fiscal quarter of fiscal 1997 and 1998. The Company currently intends to follow a policy of regular quarterly cash dividends, subject to earnings, capital requirements and the operating and financial condition of the Company, among other factors.
                                       -8-

Item 6.  Selected Financial Data
-------  -----------------------

         The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                        Deb Shops, Inc. and Subsidiaries

                        Consolidated Financial Highlights

                                                                                Year Ended January 31,
                                                    ------------------------------------------------------------------------
(in thousands, except per share and ratio data)        1998           1997             1996          1995            1994
--------------------------------------------------- ------------ --------------- --------------  -----------    ------------

Net sales                                           $205,066         $187,493        $176,733       $202,938      $221,070
Cost of Sales, Including Buying and
     Occupancy Costs                                 152,343         151,770         142,347        162,000        166,569
Income (Loss) Before Income Taxes                     10,237          (5,655)         (6,224)        (4,619)         7,396
Net Income (Loss)                                      6,637          (3,855)         (4,224)        (2,719)         5,146
Net Income (Loss) as a Percent of Net Sales              3.2%          (2.1%)          (2.4%)         (1.3%)           2.3%
Net Income (Loss) Per Common Share-Basic                 .51            (.30)           (.33)          (.21)           .33
Net Income (Loss) Per Common Share-Diluted               .51            (.30)           (.33)          (.21)           .33
Total Assets                                         103,495           94,531          95,597        106,202       132,932
Capital Lease Obligations                              1,631            1,827           1,986          2,040         2,040
Shareholders' Equity                                  78,027           74,014          80,493         87,383       109,389
Book Value per Share at Year End                        6.07             5.76            6.27           6.80          6.98
Cash Dividend per Share of Common  Stock                 .20              .20             .20            .20           .20

Not covered by report of Independent Public Accountants.

Item 7.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND OPERATIONS

Forward-Looking Statements

         Deb Shops, Inc. (the "Company") has made in this report, and from time to time may otherwise make, "forward-looking statements" (as that term is defined under Federal Securities Laws) concerning the Company's future operations, performance, profitability, revenues, expenses and financial condition. This report includes, in particular, forward-looking statements regarding store openings, closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company's ability to improve margins, respond to changes in fashion, find suitable retail locations and retain key management personnel. Such factors may also include other risks and uncertainties detailed in the Company's other filings with the Securities and Exchange Commission.

Overview

         The Company operates women's specialty apparel retail stores offering popularly priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sized women. The Company also operates Tops `N Bottoms stores which sell moderately priced men's and women's apparel.


         In October 1995, the Company acquired substantially all of the net assets of the Atlantic Book chain for a purchase price of approximately $4,500,000. Atlantic operates 17 locations, including 11 "Atlantic Book Shops," which are small limited selection book stores, generally open seasonally in Delaware, Maryland, New Jersey and Pennsylvania resort towns. Atlantic Books also operates six larger "Atlantic Book Warehouses" which carry a full line of best sellers, new titles and magazines in addition to remainder books. The Atlantic Book Warehouse stores are located in Delaware, Maryland, Minnesota, New Jersey and Pennsylvania.

         Results of operations for the Company for the fiscal years ended January 31, 1998 and 1997, are presented on a consolidated and divisional basis to provide relevant information concerning the Company's retail apparel store business, which is the Company's principal line of business, and the retail book business.

Results of Operations - Consolidated

         Consolidated net sales increased $17,573,000 (9.4%) from fiscal 1997 to 1998 as compared to an increase of $10,759,000 (6.1%) from fiscal 1996 to 1997. The increase during fiscal 1998 is primarily the result of increased sales in the apparel division, and, to a lesser extent, increased sales in the book division. The increase during fiscal 1997 is primarily the result of a full year of sales in the book business and, to a lesser extent, an increase in the apparel business.


         The changes in net sales, cost of sales, selling and administrative expense and net income (loss) are more fully described in the sections on "Apparel Business" and "Book Business" that follow.

           Other income, principally interest, increased $39,000 (1.9%) from fiscal 1997 to 1998 and increased $372,000 (22.1%) from fiscal 1996 to 1997. Other income is offset by losses on disposition of fixed assets. The increase in fiscal 1998 is the result of earnings on higher cash balances offset by increased write-offs from the disposition of fixed assets. The increase in fiscal 1997 is primarily the result of lower write-offs from the disposition of fixed assets in fiscal 1997 as compared to fiscal 1996.

         Income before income taxes increased $15,892,000 (281.0%) from fiscal 1997 to 1998 and (loss) before income taxes decreased $570,000 (9.2%) from fiscal 1996 to 1997. The improvement from 1997 to 1998 is comprised of an increase in the operating results of the apparel business partially offset by a decline in the operating results of the book business. The effective income tax provision (benefit) rate for fiscal 1998, 1997 and 1996 was 35.2% (31.8%) and (32.1%), respectively. The effective income tax provision rate, for fiscal 1998, is greater than the statutory rate primarily as the result of state income tax expense. The effective tax (benefit) rate for fiscal 1997 and 1996 is lower than the statutory rate primarily as the result of state income tax expense.


Results of Operations - Apparel Business


         Net sales increased to $190,489,000 from $176,416,000 or $14,073,000
(8.0%) in fiscal 1998 and 1997, respectively, and increased to $176,416,000 from $173,554,000 or $2,862,000 (1.6%) in fiscal 1997 and 1996, respectively. The increase in net sales in fiscal 1998 and 1997 was principally attributable to a return of fashion direction in the women's specialty apparel industry, the Company's new focus on a younger customer, and improved visual merchandising in the stores. This is evidenced by an increase in comparable store sales of 12.6% in fiscal 1998 partially offset by a reduction in sales due to store closings during fiscal 1998. Management continues to try to adjust the product mix and pricing philosophy in order to stimulate sales.

         During fiscal 1997 the Company introduced plus sizes into approximately one-third of the chain. Plus sizes generated sales of approximately $13,700,000 in fiscal 1998 and $15,000,000 in fiscal 1997. This strategy offers a larger assortment of merchandise to an expanded customer base in an effort to increase sales per store. During fiscal 1998 the Company reduced the number of stores carrying plus sizes by approximately 50% in order to better focus the plus sizes in the appropriate markets and improve the profitability of the plus size business. In fiscal 1996 the Company introduced shoes into 200 of its locations in an attempt to generate new business and add-on sales. The addition of shoes added approximately $9,500,000 and $6,400,000 to sales for fiscal 1998 and 1997, respectively.


         The following table sets forth certain per store information:

                                                                                      Per Store Data(1)
                                                                                    Year Ended January 31,
                                                                  --------------------------------------------------------

                                                                         1998               1997               1996
                                                                         ----               ----               ----
Stores open at end of the period                                         269                 285                308
Average number in operation during the period                            277                 299                334
Average net sales per store (in thousands)                              $688                $590               $520
Average net operating income (loss) per store (in thousands)            $ 27               ($ 30)             ($ 25)
Comparable store sales(2) - percent change                              12.6%                9.5%             (10.4%)

____________________
(1)  Includes Tops 'N Bottoms stores
(2) Comparable store sales includes stores opened for both periods, in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         Cost of sales, including buying and occupancy costs, decreased to $142,204,000 from $144,275,000 or $2,071,000 (1.4%) in fiscal 1998 and 1997, respectively, and increased to $144,275,000 from $140,190,000 or $4,085,000
(2.9%) in fiscal 1997 and 1996, respectively. The fiscal 1998 decrease in cost of sales, including buying and occupancy costs, was principally due to the increase in margins related to the increasing acceptance of our merchandise, by our target customer. The fiscal 1997 increase in cost of sales, including buying and occupancy costs, was principally due to the decrease in margins related to the introduction of plus sizes as discussed above. As a percentage of net sales, these costs were 74.7% during fiscal 1998, 81.8% during fiscal 1997 and 80.8% during fiscal 1996. For fiscal 1998, the decreased cost of sales percentage resulted from increased margins. For fiscal 1997, the increased cost of sales percentage resulted from decreased margins in the plus size business that was added during that fiscal year. Buying and occupancy costs were 17.3%, 19.5% and 21.8% of net sales for the fiscal years 1998, 1997 and 1996, respectively. The percentage decrease in fiscal 1998 as compared to fiscal 1997 and in fiscal 1997 as compared to fiscal 1996 resulted principally from increased sales during the period and the favorable effect of closing under performing stores during 1998, 1997 and 1996.

         Selling and administrative expenses decreased to $37,164,000 from $37,423,000 or $259,000 (0.7%) in fiscal 1998 and 1997, respectively, and to
$37,423,000 from $37,922,000 or $499,000 (1.3%) in fiscal 1997 and 1996, respectively. The decrease in these expenses for fiscal 1998 and 1997 was mainly due to cost controls and the reduction in the number of stores. The decrease in selling and administrative costs for fiscal 1997 was offset by the $560,000 cost for the termination of the Company's private label credit card program. As a percentage of net sales, these expenses were 19.5% during fiscal 1998, 21.2% during fiscal 1997 and 21.9% during fiscal 1996.

         Depreciation expense increased $591,000 from fiscal 1997 to 1998 and decreased $449,000 from fiscal 1996 to 1997. The increase from fiscal 1997 to 1998 is principally attributed to the accelerated write-off of leasehold improvements.

         Operating income increased to $7,361,000 from a (loss) of ($8,450,000) or $15,811,000 (187.1%) in fiscal 1998 and 1997, respectively, and the operating
(loss) increased to ($8,450,000) from ($8,176,000) or ($274,000) (3.4%) in fiscal 1997 and 1996, respectively. As a percentage of net sales, operating income was 3.9% in fiscal 1998 and the operating (loss) was (4.8%) in fiscal 1997 and (4.7%) in fiscal 1996. In fiscal 1998 the increase in operating income was primarily the result of an increase in net sales and an increase in margins. In fiscal 1997, the increase in operating (loss) was primarily attributable to lower margins principally resulting from the start-up of the plus size business. As a result of the introduction of plus sizes in April 1996, and the necessity to sell through that first season's inventory in three months, margins were only maintained at minimal levels. The second season of plus size business showed an improvement in margins; however, margins remained below normal levels as a result of the promotional nature of the introduction of the line. These lower margins on the plus size business were sufficient to adversely affect overall margins for the entire apparel business. The operating (loss) in fiscal 1996 was primarily attributable to the decrease in net sales for that year.

Results of Operations - Book Business

         Fiscal 1997 was the first full year the Company operated its book business. The book business was acquired and operated for four months during fiscal 1996.

         Net sales increased to $14,577,000 from $11,077,000 or $3,500,000
(31.6%) from fiscal 1997 to 1998, respectively, and to $11,077,000 from $3,179,000 or $7,898,000 (248.4%) from the inception period in fiscal 1996 to fiscal 1997, repsectively. The increase in fiscal 1998 sales resulted primarily from the opening of new stores and the increase in size of two existing stores. The increase in fiscal 1997 sales resulted from a full year's operation in that year as compared to four months in the inception period in 1996, as well as the addition of two warehouse stores during fiscal 1997.


         The following table sets forth certain per store information:

                                                                      Per Store Data
                                                                  Year Ended January 31,
                                                        ----------------------------------------
                                                                1998              1997
                                                                ----              ----

Stores open at end of year-Resort Stores                          11                10
Average number in operation during the period                     10                10
Average net sales per Resort Store (in thousands)               $392              $288

Stores open at end of year - Warehouse Stores                      6                 5
Average number in operation during the period                      5                 3
Average net sales per Warehouse Store (in thousands)          $2,132            $2,732

Comparable store sales(1)  percent change                        1.3%              4.9%

         Cost of sales, including buying and occupancy costs, increased to $10,320,000 from $7,496,000 or $2,824,000 (37.7%) in fiscal 1998 and 1997, respectively, and increased to $7,496,000 from $2,157,000 or $5,339,000 (247.5%)
in fiscal 1997 from the inception period in 1996, respectively. The fiscal 1998 increase in cost of sales, including buying and occupancy costs, was principally due to an increase in net sales during the period. As a percentage of net sales, these costs were 70.8% during fiscal 1998, 67.7% during fiscal 1997 and 67.8% during the inception period in 1996. For fiscal 1998, the increased cost of sales percentage resulted from decreased margin as a result of increased competition and changing product mix. Buying and occupancy costs were 14.6%, 12.9% and 10.3% of net sales during fiscal years 1998 and 1997 and the inception period in 1996, respectively. The percentage increase in fiscal 1998 as compared to 1997 resulted principally from the addition of new stores.


         Selling and administrative expenses increased to $3,181,000 from $2,513,000 or $668,000 (26.6%) in fiscal 1998 and 1997, respectively, and increased to $2,513,000 from $639,000 or $1,874,000 (293.3%) in fiscal 1997 from the inception period in 1996, respectively. The fiscal 1998 increase in selling and administrative expenses was principally due to an increase in the number of stores. As a percentage of net sales, these expenses were 21.8% during fiscal 1998,

--------------------------------------
(1) Comparable store sales include stores opened for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation. The "Percent Change" for fiscal 1997 represents the comparison of the period, from the date of acquisition to January 31, 1996, with the same time period in fiscal 1997.
                                      -13-

22.7% during fiscal 1997 and 20.1% during the inception period in 1996. For fiscal 1998 the decreased selling and administrative percentage resulted primarily from increased net sales.

         Depreciation and amortization expense increased $93,000 from fiscal 1997 to 1998. The increase is principally attributed to the opening of new stores and expansion of existing stores.

         Operating income decreased to $662,000 from $746,000 or $84,000 (11.3%) in fiscal 1998 and 1997, respectively, and increased to $746,000 from $267,000 or $479,000 (179.7%) in fiscal 1997 from the inception period in 1996, respectively. As a percentage of net sales, operating income was 4.5% in fiscal 1998, 6.7% in fiscal 1997 and 8.4% in the inception period in 1996. In fiscal 1998 the decrease in operating income was primarily the result of decreased margins caused by increased competition and changing product mix and increased depreciation and amortization expenses due to new store openings and expansions. These decreases were partially offset by decreased selling and administrative expenses as a percentage of net sales.

Liquidity and Capital Resources - Consolidated

         As of January 31, 1998 the Company had cash and cash equivalents of $57,913,000 compared with $44,851,000 at January 31, 1997 and $51,569,000 at
January 31, 1996. These funds are invested principally in money market mutual funds and short-term municipal bonds.

         During the past three fiscal years the Company funded internally all of its operating needs, including capital expenditures for the opening of new apparel and book stores, remodeling of existing apparel and book stores and the purchase of the book business and its related net assets. Total cash provided by or (used in) operating activities, for fiscal years ended January 31, 1998, 1997 and 1996 was $17,904,000, ($178,000) and $9,897,000, respectively. For fiscal
1998, cash provided by operations was the result of the fiscal 1998 net income, changes in operating assets and liabilities including an increase in trade accounts payable and income taxes payable, and non-cash charges for depreciation and amortization. For fiscal 1997, cash (used in) operations was caused by the fiscal 1997 (loss) and an increase in merchandise inventories and was partially offset by an increase in trade accounts payable and non-cash charges for depreciation and amortization. For fiscal 1996, net cash provided by operations was the result of non-cash charges for depreciation and decreased merchandise inventories, partially offset by the net (loss) for the year and a decrease in trade accounts payable. The inventory turn-over rate for the apparel business was approximately 3.1 times during fiscal year ended January 31, 1998, 4.3 times during the fiscal year ended January 31, 1997 and 3.1 times during the fiscal year ended January 31, 1996. The reduced inventory turn over rate in fiscal 1998 as compared to fiscal 1997 was primarily the result of the low inventory levels in early fiscal 1997. The inventory turn over rate for the book business was approximately 1.3 times during the fiscal year ended January 31, 1998 and 1.5 times during the fiscal year ended January 31, 1997.

         Net cash used in investing activities was $2,023,000, $3,756,000 and $5,347,000 during the fiscal years ended January 31, 1998, 1997 and 1996, respectively. During fiscal 1998, these funds were principally used in the purchase of property and equipment additions to open one new warehouse book store, five new apparel stores and to remodel existing stores. During fiscal 1997 these funds were principally used for the purchase of property, plant and equipment additions to open two new book stores, two new apparel stores and to remodel existing stores. In October 1995, the Company acquired substantially all of the net assets of the Atlantic Book chain for the purchase price of approximately $4,468,000, which was funded from the Company's internal funds.

         Net cash used in financing activities was $2,819,000, $2,784,000 and $3,592,000 during the fiscal years 1998, 1997 and 1996, respectively. These funds were principally used for the payment of dividends on preferred and common stock.

         The Company opened a "Plus Size" operation during April 1996 in approximately one-third of its stores. This required the hiring of a buying staff, the remodeling of certain locations, and the purchase of inventory. At the end of the first quarter of fiscal 1998, the Company reduced the size of the "Plus Size" operation by approximately 50%. As of June 30, 1996, the Company terminated its private label credit card program. The Company paid a termination fee of $560,000. The bank has assumed all future obligations associated with the portfolio. The Company continues to accept third party credit cards at all of its stores.

         The operation of the Company's business is dependent, in part, on its computer software programs and operating systems (collectively, Programs and Systems). The Programs and Systems are used in several key areas of the Company's business, including merchandising, inventory management, pricing, sales, distribution, financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential Year 2000 compliance issues. These actions are necessary to ensure that the Programs and Systems will recognize and process in the year 2000 and beyond. It is anticipated that replacement of most of the Company's Programs and Systems will be necessary to make such Programs and Systems Year 2000 compliant.

         Based on present information, the Company believes that it will be able to achieve such Year 2000 compliance through the replacement of most Programs and Systems with new Programs and Systems that are already Year 2000 compliant. However, no assurance can be given that these efforts will be successful. The Company estimates that the expenses and capital expenditures associated with achieving Year 2000 compliance will be approximately $2,000,000, all of which will be paid from internally generated funds.

         In February 1998, the Company purchased nine stores from Petrie Retail, Inc. and subsidiaries, for $720,000. These locations were made available as a result of Petrie's ongoing bankruptcy proceedings. The stores are located in regional malls and will be opened in the first quarter of fiscal 1999.

         The Company's present intention is to expand the book store business, principally by opening additional warehouse stores. Opening a warehouse bookstore is capital intensive, because of the leasehold improvements and initial inventory required. It is anticipated that the funds to finance this expansion will come from the cash and cash equivalents on hand. During fiscal 1998, the Company opened one warehouse store and in fiscal 1997, the Company opened two warehouse stores. One of those locations was purchased in May 1996 for approximately $2,100,000. It is not the Company's intention to purchase store locations; however, when the location and the economics are suitable, such transactions will be evaluated.

         Other than these items, there are no other known trends or commitments, events or other uncertainties that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company believes that internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs.

Income Taxes

         The effective income tax provision rate for fiscal 1998 was 35.2% and the effective income tax (benefit) rate for fiscal 1997 and 1996 was (31.8%) and (32.1%), respectively. The effective tax provision rate for fiscal 1998 is higher than the statutory rate primarily as the result of state income tax expense. The effective tax (benefit) rate for fiscal 1997 and 1996 is lower than the statutory rate primarily as the result of state income tax expense.

Inflation

         Inflation has had little impact on the operating results of the Company since inflation rates are low and inventory turns are frequent. Inflation has had no meaningful effect on the other assets of the Company.


Seasonal Nature of Operations

         Approximately 55% and 104% of the Company's net sales and net income
(loss), respectively, for fiscal 1998 occurred during the last six months as compared to 54% and (7%), respectively, in the prior fiscal year. The last six months include the Back-to-School and Christmas selling seasons. See "Quarterly Financial Information (Unaudited)", and the preceding discussion on "Results of Operations."

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
of Deb Shops, Inc.:


We have audited the accompanying consolidated balance sheets of Deb Shops, Inc. (a Pennsylvania corporation) and subsidiaries as of January 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deb Shops, Inc. and subsidiaries as of January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.

                                                 ARTHUR ANDERSEN LLP


Philadelphia, PA
 February 27, 1998

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Year Ended January 31,
                                                    -------------------------------------------------------------
                                                         1998                    1997                   1996
--------------------------------------------------- ----------------------- ----------------------- -------------

Net Sales                                            $205,066,028            $187,492,861           $176,733,372
                                                    -------------           -------------           ------------
Costs and Expenses
  Cost of sales, including buying
    and occupancy costs                               152,343,401             151,770,240            142,347,035
  Selling and administrative                           40,345,285              39,942,791             38,643,256
  Depreciation and amortization                         4,235,537               3,490,816              3,652,046
                                                    -------------           -------------           ------------
                                                      196,924,223             195,203,847            184,642,337
                                                    -------------           -------------           ------------

Operating Income (Loss)                                 8,141,805              (7,710,986)            (7,908,965)
Other Income, Principally Interest                      2,094,987               2,056,177              1,684,560
                                                    -------------           -------------           ------------


Income (Loss) Before Income Taxes                      10,236,792              (5,654,809)            (6,224,405)
Income Tax Provision (Benefit)                          3,600,000              (1,800,000)            (2,000,000)
                                                    -------------           --------------          -------------
Net Income (Loss)                                    $  6,636,792           ($  3,854,809)           ($4,224,405)
                                                    =============           ==============          =============

Net Income (Loss) Per Common Share
                            Basic                    $        .51           ($        .30)           ($      .33)
                                                    =============           ==============          =============
                            Diluted                  $        .51           ($        .30)           ($      .33)
                                                    =============           ==============          =============
Weighted Average Number of Common
  Shares Outstanding
                            Basic                      12,844,680              12,844,680             12,845,316
                                                    ==============          ==============          =============
                            Diluted                    12,947,341              12,844,680             12,845,316
                                                    ==============          ==============          =============

The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                              January 31,
                                                                              ---------------------------------------------
                                                                                      1998                      1997
----------------------------------------------------------------------------- --------------------- -----------------------
ASSETS
Current Assets
  Cash and cash equivalents                                                         $57,912,689             $44,850,895
  Merchandise inventories                                                            22,107,228              22,907,072
  Prepaid expenses and other                                                          1,488,748               2,757,308
  Current deferred income taxes                                                       1,307,600               1,374,050
                                                                                     ----------              ----------
    Total current assets                                                             82,816,265              71,889,325
                                                                                     ----------              ----------


Property, Plant and Equipment - at cost
  Land                                                                                  150,000                 150,000
  Buildings                                                                           4,338,863               4,324,052
  Leasehold improvements                                                             29,068,033              29,131,896
  Furniture and equipment                                                            15,399,733              15,443,618
                                                                                     ----------              ----------
                                                                                     48,956,629              49,049,566

  Less accumulated depreciation and amortization                                     34,168,084              31,745,736
                                                                                     ----------              ----------
                                                                                     14,788,545              17,303,830
                                                                                     ----------              ----------

Other Assets
  Goodwill, net of accumulated amortization of $499,884
     and $285,648, respectively                                                       2,718,521               2,932,757
  Long term deferred income taxes                                                     2,003,740               1,237,290
  Other                                                                               1,167,514               1,167,514
                                                                                      ---------               ---------
    Total other assets                                                                5,889,775               5,337,561
                                                                                      ---------               ---------
                                                                                   $103,494,585            $ 94,530,716
                                                                                   ============            ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                                            $16,098,296             $13,792,280
  Accrued expenses                                                                    5,879,551               4,897,409
  Income taxes payable                                                                1,858,379                   ---
                                                                                   ------------              ----------
    Total current liabilities                                                        23,836,226              18,689,689
                                                                                   ------------              ----------
Capital Lease Obligation                                                              1,631,463               1,826,787
                                                                                   ------------              ----------
Commitments and Contingencies (Notes D and G)
Shareholders' Equity
  Series A Preferred stock, par value $1.00 per share:
    Authorized - 5,000,000 shares
    Issued and outstanding - 460 shares,
    liquidation value $460,000                                                              460                     460
  Common stock, par value $.01 per share:
    Authorized - 25,000,000 shares
    Issued shares-1998: 15,688,290; 1997: 15,688,290                                    156,883                 156,883
  Additional paid-in capital                                                          5,541,944               5,541,944
  Retained earnings                                                                  89,904,032              85,891,376
                                                                                     ----------              ----------
                                                                                     95,603,319              91,590,663
Less common treasury shares, at cost -
  1998: 2,843,610; 1997: 2,843,610                                                   17,576,423              17,576,423
                                                                                     ----------              ----------
                                                                                     78,026,896              74,014,240
                                                                                     ----------              ----------
                                                                                   $103,494,585            $ 94,530,716
                                                                                   ============            ============

The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                       Preferred Stock                  Common Stock
                                                                   ------------------------ -------------------------------------
                                                                     Shares       Amount          Shares             Amount
------------------------------------------------------------------ ------------ ------------ ------------------ -----------------

Balance January 31, 1995                                              460         $460        15,688,290                $156,883
Exercise of stock options                                          ------       ------       -----------            ------------
Balance January 31, 1996                                              460          460        15,688,290                 156,883
Exercise of stock options                                          ------       ------       -----------            ------------
Balance January 31, 1997                                              460          460        15,688,290                 156,883
Exercise of stock options                                          ------       ------       -----------            ------------
Balance January 31, 1998                                              460         $460        15,688,290                $156,883
                                                                   =======      ======       ===========            ============



                                                                    Additional
                                                                      Paid-In           Retained               Treasury
                                                                      Capital           Earnings                Stock
------------------------------------------------------------------ ------------------ ----------------- --------------------


Balance January 31, 1995                                           $5,541,944          $99,218,862           $ 17,535,098
Net (loss)                                                                ---           (4,224,405)                  ---
Dividends on preferred stock ($120 per share)                             ---              (55,200)                  ---
Dividends on common stock ($.20 per share)                                ---           (2,568,936)                  ---
Acquisition of treasury stock                                             ---                  ---                 41,325
                                                                   ----------------- ------------------ --------------------


Balance January 31, 1996                                            5,541,944           92,370,321             17,576,423
Net (loss)                                                                ---           (3,854,809)                 ---
Dividends on preferred stock ($120 per share)                             ---              (55,200)                 ---
Dividends on common stock ($.20 per share)                                ---           (2,568,936)                 ---
                                                                   ----------------- ------------------ -------------------


Balance January 31, 1997                                            5,541,944           85,891,376             17,576,423
Net income                                                                ---            6,636,792                  ---
Dividends on preferred stock ($120 per share)                             ---              (55,200)                 ---
Dividends on common stock ($.20 per share)                                ---           (2,568,936)                 ---
                                                                   ----------------- ------------------ -------------------


Balance January 31, 1998                                           $5,541,944          $89,904,032            $17,576,423
                                                                   ===========         ===========           ============

The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year Ended January 31,
                                                                   ---------------------------------------------------------

                                                                        1998                1997                  1996
------------------------------------------------------------------ --------------       --------------       ---------------
Cash flows from operating activities:
  Net income (loss)                                                $ 6,636,792          ($3,854,809)         ($4,224,405)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation and amortization                                   4,235,537            3,490,816            3,652,046
     Acquisition of treasury stock                                      ---                  ---                 (41,325)
     Deferred income tax (benefit)                                    (700,000)            (600,000)            (150,000)

     Loss on retirement of property, plant and equipment               516,844              331,743              947,608
  Changes in operating assets and liabilities
            excluding the effects of acquisition:
     Decrease (increase) in merchandise inventories                    799,844           (6,251,126)          14,337,455
     Decrease in prepaid expenses and other                          1,268,560            1,133,402              162,696
     Increase (decrease) in trade accounts payable                   2,306,016            5,207,070           (4,108,742)
     Increase (decrease) in accrued expenses                           982,142              364,608             (678,192)
     Increase in income taxes payable                                1,858,379                ---                  ---
                                                                   ------------         ------------         ---------
     Net cash provided by (used in) operating activities            17,904,114             (178,296)           9,897,141
                                                                   ------------         ------------         -----------


Cash flows from investing activities:
  Purchase of business and related net assets,
     net of cash acquired (Note B)                                       ---                  ---             (4,468,016)
  Purchases of property, plant and equipment                        (2,022,860)          (3,756,231)          (  878,590)
                                                                   ------------         ------------         ------------
     Net cash used in investing activities                          (2,022,860)          (3,756,231)          (5,346,606)
                                                                   ------------         ------------         ------------


Cash flows from financing activities:
  Preferred stock cash dividends paid                                  (55,200)             (55,200)             (55,200)
  Common stock cash dividends paid                                  (2,568,936)          (2,568,936)          (2,568,936)
  Repayment of notes payable                                             ---                  ---               (913,415)
  Principal payments under capital lease obligations                  (195,324)            (159,480)            ( 54,141)
                                                                   ------------         ------------         ------------
     Net cash used in financing activities                          (2,819,460)          (2,783,616)          (3,591,692)
                                                                   ------------         ------------         ------------

 Increase (decrease) in cash and cash equivalents                   13,061,794           (6,718,143)             958,843
 Cash and cash equivalents at beginning of year                     44,850,895           51,569,038           50,610,195
                                                                   -----------          -----------          -----------
 Cash and cash equivalents at end of year                          $57,912,689          $44,850,895          $51,569,038
                                                                   ===========          ===========          ===========


Supplemental disclosures of cash flow information: Cash
  paid (refunded) during the year for:
    Interest on capital lease obligation                           $   355,000          $   391,000         $    420,000
    Income taxes, net                                              $ 1,151,476          ($2,278,742)         ($1,441,444)


The notes to consolidated financial statements are an integral part of these financial statements.

DEB SHOPS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- A - SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES

Consolidation: The consolidated financial statements of Deb Shops, Inc. ("the Company") include the accounts of the Company and its subsidiaries, after elimination of all inter-company transactions and accounts.


Background: The Company retails popularly priced fashion apparel for junior and plus sized females and males through 269 stores. The Company's stores are located in regional malls and strip shopping centers principally located in the east and mid-western regions of the country. The Company also operates a chain of 17 bookstores located in Delaware, Maryland, Minnesota, New Jersey and Pennsylvania.


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

Net Income (Loss) Per Common Share:. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement established new standards for computing and presenting earnings per share and requires the restatement of prior year amounts. The Company adopted SFAS No. 128 effective January 31, 1998. Basic net income (loss) per common share was computed by dividing net income
(loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net income (loss) per common share has been presented based upon the weighted average common shares outstanding during each period including the dilutive effect of stock options and restricted incentive stock, if any.

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations. As required by SFAS No. 128, all prior-period per share data has been restated to conform with the provisions of this statement.



                                                                      Year Ended January 31,
                                     ---------------------------------------------------------------------------------------------
                                                        1998                                           1997
                                     ---------------------------------------------------------------------------------------------
                                          Net                          Per Share         Net                          Per Share
                                        Income         Shares           Amount          (Loss)        Shares           Amount
                                        ------         ------           ------          ------        ------           ------

Net income (loss)                      $6,636,792                                   ($3,854,809)

Dividends on preferred stock              (55,200)                                      (55,200)
                                       --------------                               ---------------



Basic income (loss) available
     to common shareholders             6,581,592     12,844,680           $0.51     (3,910,009)   12,844,680            ($0.30)

Effect of dilutive securities              -             102,661             -            -            -
                                       -------------------------------------------------------------------------------------------


Diluted income (loss) avail-
able to common shareholders            $6,581,592     12,947,341           $0.51    ($3,910,009)    12,844,680           ($0.30)
                                       ==========     ==========     ===========    ============    ==========       =============

[TABLE RESTUBBED BELOW]

                                                    Year Ended January 31,
                                      -------------------------------------------------
                                                              1996
                                      -------------------------------------------------
                                             Net                            Per Share
                                           (Loss)            Shares          Amount
                                           ------            ------          ------


Net income (loss)                     ($4,224,405)

Dividends on preferred stock              (55,200)
                                     ------------------



Basic income (loss) available
     to common shareholders            (4,279,605)         12,845,316          ($0.33)

Effect of dilutive securities                 -                 -               -

                                     -------------------------------------------------


Diluted income (loss) avail-
able to common shareholders           ($4,279,605)        12,845,316          ($0.33)
                                      ==============      ==========       =============


         As of January 31, 1998, 165,000 common stock options were outstanding but were not included in the computation of diluted net income per common share because the exercise price was greater than the average market price of the Company's common shares during the year. As of January 31, 1997 and 1996, 390,000 and 355,000 common stock options, respectively, were outstanding but were not included in the respective computations of diluted net (loss) per common share because their effect would be anti-dilutive as a result of the Company's losses incurred during those years.

Statements of Cash Flows: The Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents. Included in cash and cash equivalents at January 31, 1998 is $ 55,221,000 of investments in money market mutual funds and short-term municipal bonds. They are carried at cost, which approximates market.


Recently Issued Accounting Pronouncements: In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement established standards for disclosing information about an entity's capital structure. The Company has complied with the disclosure requirements of this statement.
         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 130 will not have a material effect on the Company's financial statements.
         In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating the impact SFAS No. 131 will have on its financial reporting.


- B - ACQUISITION OF BUSINESS

         In October 1995, the Company acquired substantially all of the assets and liabilities of the companies doing business as Atlantic Books, for $4,468,016 in cash. The purchase price was allocated to the fair market value of the assets with $3,213,405 allocated to goodwill. The acquisition was accounted for under the purchase method of accounting. The following table displays the assets acquired and liabilities assumed as a result of this acquisition:

         Merchandise inventories                     $2,417,027
         Prepaid expenses and other                     137,690
         Property, plant and equipment                  740,011
         Goodwill                                     3,213,405
         Trade accounts payable                      (1,029,969)
         Accrued expenses                               (96,733)
         Notes payable                                 (913,415)
                                                     -----------
                                                     $4,468,016
                                                     ===========

- C - INCOME TAXES


         Income tax provision (benefit) consists of the following components:

                                                                 Year Ended January 31,
                                                 ---------------------------------------------------------
                                                     1998                 1997                 1996
----------------------------------------------------------------------------------------------------------
Current:
 Federal........................................  $4,050,000         ($1,450,000)          ($2,150,000)
 State..........................................     250,000             250,000               300,000
                                                 -----------         -----------           -----------
                                                   4,300,000          (1,200,000)           (1,850,000)
                                                 -----------         -----------           -----------
Deferred:
 Federal........................................    (650,000)           (550,000)             (100,000)
                                                     (50,000)            (50,000)              (50,000)
                                                 -----------         -----------           -----------
  State........................................     (700,000)           (600,000)             (150,000)
                                                 -----------         -----------           -----------
                                                  $3,600,000         ($1,800,000)          ($2,000,000)
                                                  ==========          ==========            ==========

         The tax benefits generated during fiscal 1997 and 1996 have been realized by carrying back the loss to income generated during previous years. The refunds were included in prepaid expenses.


         A reconciliation of the Company's effective income tax rate with the statutory federal rate follows:

                                                                       Year Ended January 31,
                                                   ----------------------------------------------------------
                                                        1998                 1997                  1996
-------------------------------------------------------------------------------------------------------------

Tax provision (benefit) at statutory rate           $3,481,000           ($1,923,000)          ($2,116,000)
Tax-free income                                       ( 11,000)               ---                 ( 22,000)
State income taxes,
      net of federal tax                               132,000               132,000               165,000
Other                                                  ( 2,000)              ( 9,000)             ( 27,000)
                                                   ------------          ------------         -------------
                                                    $3,600,000           ($1,800,000)          ($2,000,000)
                                                   ===========           ============         =============

         The deferred tax effects of temporary differences giving rise to the Company's deferred tax assets are:

                                                                      January 31,
                                               ------------------------------------------------------
                                                            1998                            1997
-----------------------------------------------------------------------------------------------------
Deferred Tax Assets
-------------------

         Uniform cost capitalization                   $   502,000                    $   435,000
         Capital lease obligation                          353,000                        389,000
         Deferred rent                                     286,000                        323,000
         Depreciation                                    1,650,000                        848,000
         Accrued expenses                                  733,000                        636,000
         Other                                                 ---                        203,000
                                                       ------------                 -------------
                                                         3,524,000                      2,834,000

Deferred Tax Liabilities
------------------------

         Prepaid Expenses                                 (213,000)                      (223,000)
                                                       ------------                 --------------
                                                       $ 3,311,000                    $ 2,611,000
                                                       ============                 =============

- D - LEASES

         The Company leases all of it's retail apparel stores and all but one of its book stores for periods ranging from one to 25 years, including renewal options. In most instances, the Company pays real estate taxes, insurance and maintenance costs on the leased properties and contingent rentals based upon a percentage of sales. The warehouse and office building occupied by the Company is leased from a partnership whose partners include three of the Company's directors including the President and Executive Vice President. The warehouse bookstore in Montgomeryville, Pennsylvania is leased from a partnership whose partners are Mark Simon, an employee and officer of the book subsidiary and Martin Simon, a consultant to the book subsidiary.


         Under the terms of the warehouse and office building lease, the Company is required to pay annual rentals as reflected under "Capital Lease" in the lease table below. The lease term is 20 years and requires the Company to pay all real estate taxes, utilities and maintenance costs. The warehouse and office building lease has a net book value of $496,000 at January 31, 1998 and is accounted for as a capital lease. Asset amounts are included in buildings and improvements and are depreciated over 20 years.

         Interest expense related to the capital lease obligation amounted to $355,000, $391,000 and $420,000 for the years ended January 31, 1998, 1997 and 1996, respectively, and is included in selling and administrative expenses.

         In February 1998, the Company purchased nine stores from Petrie Retail, Inc. and subsidiaries for $720,000. These locations were made available as a result of Petrie's ongoing bankruptcy proceedings. These stores are located in regional malls and will open in the first quarter of fiscal 1999. The future minimum rental commitment for these stores is approximately $7,400,000.

         Future minimum rental commitments for all non-cancelable leases at January 31, 1998 are as follows:

                                                   Capital       Operating
                                                    Lease          Leases
----------------------------------------------------------------------------
Fiscal Year Ending January 31,
------------------------------
1999....................................          $550,000     $ 15,469,000
2000....................................           550,000       12,075,000
2001....................................           550,000       10,635,000
2002....................................           550,000        9,796,000
2003....................................           230,000        6,273,000
Thereafter...........................                  ---       20,699,000
                                                  --------       ----------

Total minimum rental commitments........         2,430,000     $ 74,947,000
                                                                 ==========

Imputed interest........................        (  798,537)
                                               -----------


Present value of net minimum
  lease payments........................        $1,631,463
                                                ==========

         Total rental expense under operating leases amounted to $17,450,000, $17,944,000 and $19,043,000 in fiscal 1998, 1997 and 1996, respectively. Such amounts include contingent rentals based upon a percentage of sales of $2,026,000, $1,650,000 and $790,000 in fiscal 1998, 1997 and 1996, respectively.



- E- STOCK OPTION PLAN


         Effective October 1995, the Company adopted an Incentive Stock Option Plan ("the Plan"). A Stock Option Committee designated by the Board of Directors administers the Plan. Under the Plan, a maximum of 2,000,000 shares of the Company's common stock, par value $.01 per share, may be issued by the Company and sold to selected key employees on the basis of contribution to the operations of the Company. The price payable for the shares of common stock under each stock option will be fixed by the Committee at the time of grant, but will be no less than 100% of the fair market value of the Company's common stock at the time the stock option is granted. Options are exercisable commencing one year after the date of grant, subject to such vesting requirements as the Committee may specify. The granted options expire through January 2003. The weighted average remaining contractual life of these options is approximately
3.5 years.

                                                                                                             Weighted
                                                                                                             Average
                                                                                       Shares             Exercise Price
                                                                                       ------             --------------
Outstanding, January 31, 1995.................................................          ---                    ---
         Granted during period (at $3.25 and $3.50 per share).................        355,000                 $3.27
         Canceled during period...............................................          ---                    ---
         Exercised during period..............................................          ---                    ---
                                                                                     ------------             ------


Outstanding, January 31, 1996.................................................        355,000                  3.27
         Granted during period (at $3.25 per share)..........................          35,000                  3.25
         Canceled during period...............................................          ---                    ---
         Exercised during period..............................................          ---                    ---
                                                                                    ------------              ------


Outstanding, January 31, 1997.................................................        390,000                  3.27
         Granted during period (at $6.00 per share)...........................        165,000                  6.00
         Canceled during period...............................................          ---                    ---
         Exercised during period..............................................          ---                    ---
                                                                                    ------------              ------
Outstanding, January 31, 1998.................................................        555,000                 $4.08
                                                                                     ===========              ======

         At January 31, 1998, there were 272,500 exercisable options at prices ranging from $3.25 to $3.50 per share with an aggregate exercise price of $894,375. There were 1,445,000 shares reserved for future grant under the plan.

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for its stock option plan. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans.

This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. SFAS No. 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. Had the Company recognized compensation cost for its stock option plan consistent with the provisions of SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per common share would have been adjusted to the following pro forma amounts:

                                                                          Year Ended January 31,
                                                                          ----------------------
                                                                 1998              1997                1996
                                                                 ----              ----                ----
   Net income (loss):
                                   As reported                $6,636,792       ($3,854,809)       ($4,224,405)
                                   Pro forma                  $6,535,730       ($3,955,276)       ($4,227,883)
   Basic net income (loss) per common share:
                                   As reported                $      .51       ($      .30)       ($      .33)
                                   Pro forma                  $      .50       ($      .31)       ($      .33)
   Diluted net income (loss) per common share:
                                   As reported                $      .51       ($      .30)       ($      .33)
                                   Pro forma                  $      .50       ($      .31)       ($      .33)

         The weighted average fair value per share of the stock options granted during the years ended January 31, 1998, 1997 and 1996 was $2.41, $1.03 and $1.02, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The model uses the following assumptions: risk free interest rates ranging from 5.4% to 6.0%, a volatility factor of 50.8% to 52.8%, expected dividend yield of 3.3% to 6.2%, and an expected life of five years for the options.


- F - RESTRICTED STOCK INCENTIVE PLAN

         Effective June 1, 1990, the Company adopted a Restricted Stock Incentive Plan (RSIP) administered by the Company's Stock Option Committee. Under the RSIP a maximum 300,000 shares of the Company's Common Stock may be awarded as bonuses to key employees. No more than 100,000 shares may be issued under this plan during any calendar year. Upon grant, the shares shall be registered in the name of the recipient who shall have the right to vote the shares and receive cash dividends. The right to receive the certificates and retain the shares does not vest until the grantee has remained in the employ of the Company for a period determined by the Stock Option Committee. At the time of the vesting, a portion of the shares may be withheld to cover withholding taxes due on the compensation income resulting from the grant. During fiscal 1996, 8,265 shares of treasury stock were withheld to cover withholding taxes. These have been included in the acquisition of treasury stock on the consolidated statements of shareholders' equity.

         In fiscal 1998, 1997 and 1996, no shares were granted under the RSIP. At January 31, 1998 there were 206,000 shares reserved for future grant.

- G- COMMITMENTS AND CONTINGENCIES

         The Company has an unsecured line of credit in the amount of $20,000,000 at January 31, 1998. Of this amount, $3,131,000 was outstanding as letters of credit for the purchase of inventory.


         The Company entered into a five-year agreement with a bank during fiscal 1994 for the use of a private label credit card bearing the Company's name. The Company paid a fee based on a percent of sales. The agreement was terminated as of June 30, 1996 and the Company incurred a termination fee of $560,000. The bank has assumed all future obligations associated with the portfolio.

         The Company entered into an employment agreement with a key employee during fiscal 1996 which provides for a base salary plus a bonus of 4% of the improvement in the operating results of the apparel business. The Company also entered into a bonus agreement with a key employee during fiscal 1997 which provides for a bonus of 2% of the improvement in operating results of the apparel business. No payment was required in fiscal 1997 under either agreement. In fiscal 1998, bonuses of $450,000, in the aggregate, were earned under the agreements. The amount is included in accrued expenses on the accompanying consolidated balance sheet as of January 31, 1998.


         The Company is subject to legal proceedings, employment issues and claims that arise in the ordinary course of its business. In the opinion of management, after consultation with outside legal counsel, the ultimate disposition of such proceedings will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

- H - RELATED PARTY TRANSACTION

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

                                                                            Deb Shops, Inc.
                                                                    Quarterly Financial Information
                                                                              (Unaudited)

(amounts in thousands except per share data)            First           Second            Third            Fourth
                                                       Quarter          Quarter           Quarter          Quarter
-----------------------------------------------------------------------------------------------------------------------
Net sales
  1998                                                 $43,929         $48,580            $52,409          $60,148
  1997                                                 $38,039         $48,460            $46,386          $54,608
Cost of sales, including buying
  and occupancy costs
  1998                                                 $35,943         $35,993            $40,207          $40,200
  1997                                                 $31,473         $40,600            $38,887          $40,810
Net income (loss)
  1998                                                ($ 1,530)        $ 1,256            $   978          $ 5,933
  1997                                                ($ 1,939)       ($ 1,652)          ($ 2,458)         $ 2,194
Basic net income (loss) per share
  1998                                                ($   .12)        $   .10            $   .08          $   .46
  1997                                                ($   .15)       ($   .13)          ($   .19)         $   .17
Diluted net income (loss) per share
  1998                                                ($   .12)        $   .10            $   .07          $   .45
  1997                                                ($   .15)       ($   .13)          ($   .19)         $   .17
Cash dividends per common share
  1998                                                 $   .05         $   .05            $   .05          $   .05
  1997                                                 $   .05         $   .05            $   .05          $   .05

Item 9.  Disagreements on Accounting and Financial Disclosure
-------  ----------------------------------------------------

         None.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant
-------- --------------------------------------------------
(a)      Directors of the Registrant


         The required information with respect to each director is contained in the Company's Definitive Proxy Statement in connection with its Annual Meeting to be held on May 27, 1998, which is incorporated in this Annual Report on Form 10-K by reference.


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


Item 11. Executive Compensation
-------- ----------------------

         The required information with respect to executive compensation is contained in the Company's Definitive Proxy Statement in connection with its Annual Meeting to be held on May 27, 1998, which is incorporated in this Annual Report on Form 10-K by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
-------- --------------------------------------------------------------

         The required information with respect to security ownership of certain beneficial owners and management is contained in the Company's Definitive Proxy Statement in connection with its Annual Meeting to be held on May 27, 1998, which is incorporated in this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions
-------- ----------------------------------------------

         The required information with respect to certain relationships and related transactions is contained in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 27, 1998, which is incorporated in this Annual Report on Form 10-K by reference.


                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K
          ---------------------------------------

Financial Statements and Financial Statement Schedules

                           Document                                          Page(s)
                           --------                                          -------
         Report of independent public accountants...........................    17

         Consolidated statements of operations for
         the years ended January 31, 1998; January 31,
         1997 and January 31, 1996..........................................    18


         Consolidated balance sheets as of January 31,
         1998 and January 31, 1997..........................................    19

         Consolidated statements of shareholders'
         equity for the years ended January 31, 1998;
         January 31, 1997 and January 31, 1996..............................    20


         Consolidated statements of cash flows for the
         years ended January 31, 1998; January 31, 1997
         and January 31, 1996...............................................    21


         Notes to consolidated financial statements.........................    22-30

         Selected quarterly financial data for
         the years ended January 31, 1998 and
         January 31, 1997...................................................    31

         All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

EXHIBITS
--------

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

         4-1.3 * Amendment No. III to Deb Shops, Inc. Restated Savings and Protection Plan (1992 Form 10-K, Exhibit 4-1.3)

         4-1.4 * Amendment No. IV to Deb Shops, Inc. Restated Savings and Protection Plan (1992 Form 10-K, Exhibit 4-1.4)

         4-1.5 * Amendment No. V to Deb Shops, Inc. Restated Savings and Protection Plan (1994 10-K Exhibit 4-1.5)

         4-1.6 * Amendment No. VI to Deb Shops, Inc. Restated Savings and Protection Plan (1994 Form 10-K, Exhibit 4-1.6)

         4-1.7 * Amendment No. VII to Deb Shops, Inc. Restated Savings and Protection Plan. (1997 10-K Exhibit 4-1.7)

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

Exhibit No.          Description of Document
-----------          -----------------------
   10-17             * Restricted Stock Incentive Plan as amended (1995 Form
                     10-K, Exhibit 10-17)

   10-18 Stock Purchase Agreement dated April 4, 1994 between the Company and Petrie Stores Corporation (1994 Form 10-K,
                     Exhibit 10-18)


   10-19             * Deb Shops, Inc. Premium Conversion Plan (1996 Form 10-K,
                     Exhibit 10-19)


   10-19.1 * Amendment No. I to Deb Shops, Inc. Premium Conversion Plan (1997 Form 10-K, Exhibit 10-19.1)


   10-20 * Deb Shops, Inc. 1995 Incentive Stock Option Plan (1997 Form 10-K, Exhibit 10-20)


   10-21 * Employment Agreement dated December 1, 1995 between the Company and Allan Laufgraben (1996 Form 10-K,
                     Exhibit 10-21)

   10-22 * Agreement dated January 31, 1996 between the Company and Barry Vesotsky (1997 Form 10-K, Exhibit 10-22)


   21                Subsidiaries of the Company

   23-1              Consent of Arthur Andersen LLP

   27                Financial Data Schedule

Reports on Form 8-K
-------------------

         There were no reports on Form 8-K for the quarter ended January 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City and County of Philadelphia, Commonwealth of Pennsylvania, on April 23, 1998.


                                   DEB SHOPS, INC.
                                   (Registrant)

                                   By:  /s/ Marvin Rounick
                                        ----------------------------------
                                            Marvin Rounick, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


/s/ Marvin Rounick                                  April 23, 1998
----------------------------------------------------
Marvin Rounick, President,
  Chief Executive Officer and Director
  (Principal Executive Officer)


/s/ Warren Weiner                                   April 23, 1998
----------------------------------------------------
Warren Weiner, Executive Vice President,
  Secretary, Treasurer and Director


/s/ Jack A. Rounick                                 April 23, 1998
----------------------------------------------------
Jack A. Rounick, Assistant Secretary
  and Director


/s/ Paul S. Bachow                                  April 23, 1998
----------------------------------------------------
Paul S. Bachow, Director


/s/ Barry H. Feinberg                               April 23, 1998
----------------------------------------------------
Barry H. Feinberg, Director


/s/ Barry H. Frank                                  April 23, 1998
----------------------------------------------------
Barry H. Frank, Esq., Director


/s/ Lewis Lyons                                     April 23, 1998
----------------------------------------------------
Lewis Lyons, Vice President, Finance,
 Chief Financial Officer and Assistant Secretary


/s/ William F. Gallagher                            April 23, 1998
----------------------------------------------------
William F. Gallagher
Controller