Form 10-Q
period 1998-04-30
DEB SHOPS INC
filed 1998-06-11
CIK 715779

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                April 30, 1998
                              -------------------------------------------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                              -----------------------   -----------------------

Commission File Number                    0-12188
                      ---------------------------------------------------------

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

                               Yes  X   No
                                  -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.01                              13,024,770
----------------------------                -----------------------------------
         (Class)                             (Outstanding at April 30, 1998)

                       DEB SHOPS, INC. AND SUBSIDIARIES


                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART I.  Financial Information:

           Consolidated Balance Sheets -                                     1
           April 30, 1998 and January 31, 1998

           Consolidated Statements of Operations                             2
           Three Months Ended April 30, 1998 and April 30, 1997

           Consolidated Statements of Cash Flows -                           3
           Three Months Ended April 30, 1998 and April 30, 1997

           Notes to Consolidated Financial Statements -                      4
           April 30, 1998

           Management's Discussion and Analysis of Financial Condition
           and Results of Operations - April 30, 1998                       6-10


PART II. Other Information                                                   10

                        DEB SHOPS, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                       APRIL 30,                          JANUARY 31,
                                                                         1998                                1998
 --------------------------------------------------------------------------------------------------------------------
 ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                                           $55,630,789                       $57,912,689
   Merchandise inventories                                              24,867,919                        22,107,228
   Prepaid expenses and other                                            2,426,274                         1,488,748
   Current deferred income taxes                                         1,323,600                         1,307,600
                                                                       -----------                       -----------
     Total Current Assets                                               84,248,582                        82,816,265
                                                                       -----------                       -----------

 PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                                    150,000                           150,000
   Buildings                                                             4,338,863                         4,338,863
   Leasehold improvements                                               29,048,488                        29,068,033
   Furniture and equipment                                              15,655,424                        15,399,733
                                                                       -----------                       -----------
                                                                        49,192,775                        48,956,629
                                                                                                         -----------
   Less accumulated depreciation
     and amortization                                                   34,521,399                        34,168,084
                                                                       -----------                       -----------
                                                                        14,671,376                        14,788,545
                                                                       -----------                       -----------

 OTHER ASSETS
   Goodwill, net of accumulated amortization
     of $339,207 and $285,648, respectively                              2,664,962                         2,718,521
   Long term deferred income taxes                                       2,095,740                         2,003,740
   Other                                                                 1,167,514                         1,167,514
                                                                       -----------                       -----------
     Total Other Assets                                                  5,928,216                         5,889,775
                                                                       -----------                       -----------

                                                                       104,848,174                       103,494,585
                                                                       ===========                       ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
   Trade accounts payable                                              $18,897,127                       $16,098,296
   Accrued expenses                                                      5,964,770                         5,879,551
   Income taxes payable                                                     56,437                         1,858,179
                                                                       -----------                       -----------
     Total Current Liabilities                                          24,918,334                        23,836,226
                                                                       -----------

 Capital Lease Obligation                                                1,517,661                         1,631,463
                                                                       -----------                       -----------

 Commitments and Contingencies

 Shareholders' Equity
   Series A Preferred Stock, par value $1.00
     a share:
     Authorized - 5,000,000 shares
     Issued and outstanding - 460 shares,
       liquidation value $460,000                                              460                               460
   Common Stock, par value $.01 a share:
     Authorized - 25,000,000 shares
     Issued Shares - April 30, 1998: 15,688,290;
       January 31, 1998: 15,688,290                                        156,883                           156,883
   Additional paid in capital                                            5,541,944                         5,541,944
   Retained earnings                                                    89,122,179                        89,904,032
                                                                       -----------                       -----------
                                                                        94,821,179                        95,603,319

   Less common treasury shares, at cost -
     April 30, 1998: 2,663,520;
     January 31, 1998: 2,843,610                                        16,463,287                        17,576,423
                                                                       -----------                       -----------
                                                                        78,358,179                        78,026,896
                                                                       -----------                       -----------
                                                                      $104,848,174                      $103,494,585
                                                                      ============                      ============

            The notes to consolidated financial statements are an
                 integral part of these financial statements.

                       DEB SHOPS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                                            Three Months Ended April 30,
                                                                 ----------------------------------------------------

                                                                         1998                          1997
                                                                         ----                          ----


Revenues
  Net Sales                                                         $ 49,759,163                   $43,928,678
                                                                    ------------                   -----------

Costs and Expenses
  Cost of Sales, including buying and occupancy costs                 38,373,835                    35,943,192
  Selling and administrative                                          10,510,313                     9,637,922
  Depreciation and amortization                                          934,469                     1,053,864
                                                                    ------------                   -----------
                                                                      49,818,617                    46,634,978
                                                                    ------------                   -----------


Operating Loss                                                     (      59,454)                 (  2,706,300)
Other income, principally interest                                       678,734                       440,676
                                                                    ------------                   -----------

Income (Loss) Before Income Taxes                                        619,280                  (  2,265,624)
Income Taxes (Benefit)                                                   217,000                  (    736,000)
                                                                    ------------                  ------------

Net Income (Loss)                                                   $    402,280                  ($ 1,529,624)
                                                                    ============                  ============

Net Income (Loss) Per Common Share
                               Basic                                $       0.03                  ($      0.12)
                                                                    ============                  ============
                             Diluted                                $       0.03                  ($      0.12)
                                                                    ============                  ============
Cash Dividend Declared Per Common Share                             $       0.05                   $      0.05
                                                                    ============                  ============
Weighted Average Number of Common
  Shares Outstanding
                               Basic                                  12,914,725                    12,844,680
                                                                    ============                  ============
                             Diluted                                  13,158,097                    12,844,680
                                                                    ============                  ============


             The notes to consolidated financial statements are an
                 integral part of these financial statements.

                       DEB SHOPS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                             Three Months Ended April 30,
                                                                  -----------------------------------------------
                                                                        1998                        1997
                                                                        ----                        ----

Cash flows (used in) provided by operating activities:
  Net Income (Loss)                                                      402,280              ($ 1,529,624)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                       934,469                 1,053,864
     Deferred income tax (benefit)                                  (    108,000)                 (736,000)
     Loss on retirement of property, plant and equipment                  75,191                   174,922
     Change in assets and liabilities:
       (Increase) decrease in merchandise inventories               (  2,760,691)                  265,953
       (Increase) in prepaid expenses and other                     (    937 526)             (      6,786)
       Increase in trade accounts payable                              2,798,831                 1,241,150
       Increase in accrued expenses                                       85,219                   786,736
       (Decrease) in income taxes payable                           (  1,801,942)                       --
                                                                   -------------               -----------
      Net cash (used in) provided by operating activities            ( 1,312,169)                1,250,215
                                                                   -------------               -----------
Cash flows (used in) investing activities:
  Purchase of property, plant and equipment, net                    (    838,932)             (    463,057)
                                                                   -------------               -----------
      Net cash (used in) investing activities                       (    838,932)             (    463,057)
                                                                   -------------               -----------
Cash flows (used in) financing activities:
  Preferred Stock cash dividends paid                               (     13,800)             (     13,800)
  Common Stock cash dividends paid                                  (    651,239)             (    642,234)
  Proceeds from stock options exercised                                  594,042                        --
  Principal payment under capital lease obligations                 (     59,802)             (     48,831)
                                                                   -------------               -----------
      Net cash (used in) financing activities                       (    130,799)             (    704,865)
                                                                   -------------               -----------

(Decrease) increase in cash and cash equivalents                    (  2,281,900)                   82,293
Cash and cash equivalents at beginning of period                      57,912,689                44,850,895
                                                                   -------------               -----------
Cash and cash equivalents at end of period                           $55,630,789               $44,933,188
                                                                   =============               ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest on capital lease obligation                             $    77,700               $    88,700
    Income taxes, net                                                $ 2,127,932               $    16,236



            The notes to consolidated financial statements are an
                 integral part of these financial statements.

                       DEB SHOPS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                APRIL 30, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998. The Balance Sheet at January 31, 1998 has been derived from the audited financial statements at that date.

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


NOTE C - NET INCOME (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This statement established new standards for computing and presenting earnings per share and requires the restatement of prior years amounts. The Company adopted SFAS No. 128 effective January 31, 1998. Basic net income
(loss) per common share was computed by dividing net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net income (loss) per common share has been presented based upon the weighted average common shares outstanding during each period including the dilutive effect of stock options and restricted incentive stock, if any.

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations. As required by SFAS No. 128 all prior-period per share data has been restated to conform with the provisions of this statement.


                                                                       Three Months Ended April 30,
                                        -------------------------------------------------------------------------------------------
                                                           1998                                            1997
                                                           ----                                            ----
                                        -------------------------------------------------------------------------------------------
                                           Net                           Per Share         Net                            Per Share
                                         Income           Shares          Amount         (Loss)            Shares          Amount
                                         ------           ------         ---------       ------            ------         ---------

Net income (loss)                      $402,280                                       ($1,529,624)

Dividends on preferred stock            (13,800)                                          (13,800)
                                       --------                                       -----------
Basic income (loss) available
  to common shareholders                388,480         12,914,725          $.03       (1,543,424)       12,844,680         ($.12)

Effect of dilutive securities              -               243,372            -             -                 -               -
                                       --------         ----------         -----      -----------        ----------          ----
Dilutive income (loss) available
  to common shareholders               $388,480         13,158,097          $.03      ($1,543,424)       12,844,680         ($.12)
                                       ========         ==========         =====      ===========        ==========          ====

         As of April 30, 1997, 390,000 common stock options were outstanding but were not included in the computation of diluted net (loss) per common share because their effect would be anti-dilutive as a result of the Company's losses incurred during those years.


NOTE D - REPORTING COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting of Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company believes that SFAS No. 130 does not have a material effect on its financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         The Company has made in this report, and from time to time may otherwise make, "forward-looking statements" (as that term is defined under Federal Securities Laws) concerning the Company's future operations, performance, profitability, revenues, expenses and financial condition. This report includes, in particular, forward-looking statements regarding store openings, closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company's ability to improve margins, respond to changes in fashion, and the Company's ability to attract and retain key management personnel. Such factors may also include other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

Overview

         Deb Shops, Inc. (the "Company") operates 270 women's specialty apparel retail stores offering moderately priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sized women. The Company also operates 10 Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

         The Company also operates 17 Atlantic book stores. The book division includes 11 "Atlantic Book Shops", which are small limited selection book stores, generally open seasonally in Delaware, Maryland, New Jersey and Pennsylvania resort towns. Atlantic Books also operates six much larger "Atlantic Book Warehouses" which carry a full line of best sellers, new titles and magazines in addition to remainder books. The Atlantic Book Warehouse stores are located in Delaware, Maryland, Minnesota, New Jersey and Pennsylvania.

         Results of operations for the Company for the three months ended April 30, 1998 and 1997, are presented on a consolidated basis and divisional basis to provide relevant information concerning the Company's retail apparel store business, which is the Company's principal line of business, and the retail book business.

Results of Operations - Consolidated

         Consolidated net sales increased $5,830,000 (13.3%) for the three months ended April 30, 1998 from the three months ended April 30, 1997, and increased of $5,890,000 (15.5%) for the three months ended April 30, 1997 from the three months ended April 30, 1996. The increase during the three months ended April 30, 1998 and 1997, is primarily the result of increased sales in the apparel business and, to a lesser extent, an increase in the number of book stores.

         The changes in net sales, cost of sales, selling and administrative expense and net income (loss) are more fully described in the sections on "Apparel Business" and "Book Business" that follow.

         Other income, principally interest, increased $238,000 (54.0%) for the three months ended April 30, 1998 from the three months ended April 30, 1997, and decreased of $175,000 (28.4%) for the three months ended April 30, 1997 from the three months ended April 30, 1996. Interest income is offset by losses on the disposition of fixed assets. The increase in the three months ended April 30, 1998 is the result of earnings on higher cash balances and decreased write-offs from the disposition of fixed assets. The decrease in the three months ended April 30, 1997 is primarily attributable to an increase in the losses incurred by the Company on disposition of fixed assets which were incurred in connection with store closings.

         Net income before income taxes increased $2,885,000 (127.3%) for the three months ended April 30, 1998 from the three months ended April 30, 1997. Net (loss) before income taxes decreased $608,000 (21.2%) for the three months ended April 30, 1997 from the three months ended April 30, 1996. The improvement for the three months ended April 30, 1998 is comprised of an increase in the apparel business sales and apparel business margins. The improvement for the three months ended April 30, 1997 is comprised of an increase in the apparel business sales partially offset by a decline in the apparel business margins.

Results of Operations - Apparel Business

         Net sales increased to $46,776,000 from $41,418,000 or $5,358,000
(12.9%) in the three months ended April 30, 1998 and 1997, respectively, and to $41,418,000 from $36,328,000 or $5,090,000 (14.0%) in the three months ended April 30, 1997 and 1996, respectively. The increase in net sales in the three months ended April 30, 1998 and 1997, was principally attributable to a continued return of fashion direction in the woman's specialty apparel industry, the Company's new focus on a younger customer, and improved visual merchandising in the stores.

         The following table sets forth certain per store information.

                                                      Per Store Data(1)
                                                 Three Months Ended April 30,
                                               --------------------------------

                                                     1998            1997
                                                     ----            ----

Stores open at end of the period                      280             279
Average number in operation during the period         278             282
Average net sales per store (in thousands)           $168            $147
Average operating (loss) per store (in thousands)   ($  1)          ($ 10)
Comparable Store Sales(2) - Percent Change           10.9%           20.7%


------------------
(1) Includes Tops 'N Bottoms stores

(2) Comparable store sales include stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         Cost of sales, including buying and occupancy costs, increased to $36,351,000 from $34,267,000 or $2,084,000 (6.1%) in the three months ended
April 30, 1998 and 1997, respectively, and to $34,267,000 from $30,358,000 or
$3,909,000 (12.9%) in the three months ended April 30, 1997 and 1996, respectively. The increase in the three months ended April 30, 1998 and 1997 in cost of sales, including buying and occupancy costs, was principally due to the increase in sales during the period. As a percentage of net sales, these costs were 77.7% during the three months ended April 30, 1998, and 82.7% during the three month period ended April 30, 1997. For the three months ended April 30, 1998, the decreased cost of sales percentage resulted primarily from increased margins. For the three months ended April 30, 1997, the decreased cost of sales percentage resulted primarily from decreased buying and occupancy costs partially offset by declining margins. Buying and occupancy costs were 18.9% and 19.7% of sales for the three months ended April 30, 1998 and 1997, respectively. The percentage decrease in the three months ended April 30, 1998 as compared to the three months ended April 30, 1997, resulted principally from an increase in sales for the period.

         Selling and administrative expenses increased to $9,887,000 from $9,117,000 or $760,000 (8.3%) in the three months ended April 30, 1998 and 1997, respectively, and to $9,117,000 from $8,827,000 or $290,000 (3.3%) in the three months ended April 30, 1997 and 1996, respectively. The increase in selling and administrative costs for the three months ended April 30, 1998, was mainly due to an increase in store operating costs. The increase in selling and administrative costs for the three months ended April 30, 1997 was mainly due to higher costs for insurance. As a percentage of net sales, these expenses were 21.1% during the three months ended April 30, 1998, and 22.0% during the three months ended April 30, 1997. The percentage decrease in the three months ended April 30, 1998 was the result of an increase in sales for the period.

         Depreciation expense decreased $141,000 in the three months ended April 30, 1998, and increased $162,000 in the three months ended April 30, 1997. The decrease for the three months ended April 30, 1998 is principally attributed to a reduction in the number of stores to be closed and the write-offs associated with them. The increase for the three months ended April 30, 1997 is principally attributed to the write-of of leasehold improvements of closed stores

         The operating (loss) decreased to $262,000 from $2,918,000 or $2,656,000 (91.0%) in the three months ended April 30, 1998 and 1997, respectively, and to $2,918,000 from $3,646,000 or $728,000 (20.0%) in the three months ended April 30, 1997 and 1996, respectively. As a percentage of sales, the operating loss was (.6%) in the three months ended April 30, 1998, and (7.0%) in the three months ended April 30, 1997. The decrease in operating loss for the three months ended April 30, 1998 was primarily attributable to the increase in sales and an increase in margins, partially offset by an increase in selling and administrative expenses. The decrease in the operating loss for the three months ended April 30, 1997, was primarily attributed to the decrease in total sales and was partially offset by lower margins.


Results of Operations - Book Business

         Net sales increased to $2,983,000 from $2,511,000 or $472,000 (18.8%)
in the three months ended April 30, 1998 and 1997, respectively and to $2,511,000 from $1,711,000 or $800,000 (46.7%) in the three months ended April
30, 1997 and 1996, respectively. The increase in net sales in the three months ended April 30, 1998 resulted primarily from the addition of one warehouse store. The increase in net sales in the three months ended April 30, 1997 resulted primarily from the addition of two warehouse stores.

         The following table sets forth certain per store information:

                                                         Per Store Data
                                                  Three Months Ended April 30,
                                                --------------------------------

                                                        1998           1997
                                                        ----           ----

Stores open at end of period-Resort Stores                11             11
Average number in operation during the period             11             10
Average net sales per Resort store (in thousands)       $ 36           $ 18

Stores open at end of period - Warehouse Stores            6              5
Average number in operation during the period              6              5
Average net sales per Warehouse Store (in thousands)   $ 415         $  467

Comparable Store Sales(1) - Percent Change            (  5.1%)          2.8%


---------------------
(1) Comparable store sales include stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation

         Cost of sales, including buying and occupancy costs, increased to $2,068,000 from $1,721,000 or $347,000 (20.2%) in the three months ended April
30, 1998 and 1997, respectively and to $1,721,000 from $1,115,000 or $606,000
(54.3%) in the three months ended April 30, 1997 and 1996, respectively. The increase in the three months ended April 30, 1998 and 1997 is primarily the result of increased sales as the result of additional stores. As a percentage of net sales, cost of sales, buying and occupancy costs were 69.3% in the three months ended April 30, 1998 and 68.5% in the three months ended April 30, 1997. As a percentage of net sales, buying and occupancy costs were 15.7% in the three months ended April 30, 1998 and 14.8% in the three months ended April 30, 1997. The change in percentage from year-to-year is not material.

         Selling and administrative expenses increased to $634,000 from $520,000 or $114,000 (21.9%) in the three months ended April 30, 1998 and 1997, respectively and to $520,000 from $359,000 or $161,000 (44.7%) in the three months ended April 30, 1997 and 1996, respectively. The increase in the three months ended April 30, 1998 and 1997 is primarily the result of additional stores. As a percentage of net sales, selling and administrative costs were 21.2% in the three months ended April 30, 1998 and 20.7% in the three months ended April 30, 1997. The change in percentage from year-to-year is not material.

         Depreciation and amortization expense increased $22,000 and $12,000 in the three months ended April 30, 1998 and 1997, respectively. The increase is primarily the result of additional stores.

         Operating income decreased to $172,000 from $183,000 or $11,000 (5.7%) in the three months ended April 30, 1998 and 1997, respectively and increased to $183,000 from $161,000 or $22,000 (13.6%) in the three months ended April 30,
1997 and 1996, respectively. The change in operating income for the three months ended April 30, 1998 and 1997, which the Company believes are not material, are primarily the result of the factors described above. As a percentage of net sales, operating income represents 5.0% in the three months ended April 30, 1998, and 7.3% in the three months ended April 30, 1997.

Liquidity and Capital Resources

         During the three months ended April 30, 1998 and 1997, the Company funded internally all of its operating needs, including capital expenditures for the opening of new apparel stores and for the remodeling of existing apparel and book stores. Total cash (used in), or provided by, operating activities for the three months ended April 30, 1998 and 1997 was ($1,312,000) and $1,250,000,
respectively. For the three months ended April 30, 1998, cash used in operations resulted from an increase in merchandise inventories, prepaid expenses and a decrease in income taxes payable, partially offset by net income, non-cash charges for depreciation and amortization and an increase in trade accounts payable. For the three months ended April 30, 1997, cash provided by operations was the result of increases in trade accounts payable, accrued expenses and non-cash charges for depreciation and amortization partially offset by the net loss and an increase in deferred income tax benefit. The inventory turn-over rate for the apparel business was approximately 0.8 times during the three months ended April 30, 1998 and 1997. The inventory turn-over rate for the book business was approximately 0.3 times during the three months ended April 30, 1998 and 1997.

         Net cash (used in) investing activities was $839,000 and $463,000 for the three months ended April 30, 1998 and 1997, respectively. The increase in net cash used in investing activities was principally due to the remodeling of existing stores and the opening of new stores.

         Net cash (used in) financing activities was $131,000 and $705,000 for the three months ended April 30, 1998 and 1997, respectively. For the three months ended April 30, 1998, these funds were principally used for the payment of dividends on preferred and common stock, partially offset by the proceeds from incentive stock options exercised. For the three months ended April 30, 1997, these funds were principally used for the payment of dividends or preferred and common stock.

         As of April 30, 1998, the Company had cash and cash equivalents of $55,631,000 compared with $44,933,000 at April 30, 1997. In February 1998, the
Company purchased nine stores from Petrie Retail, Inc. and subsidiaries, for $720,000. These locations were made available as a result of Petrie's ongoing bankruptcy proceedings. The stores are located in regional malls and were opened during the quarter ended April 30, 1998. At the end of the first quarter of fiscal 1998, the Company reduced the size of the plus sized operation by approximately 50%.

         The operation of the Company's business is dependent, in part, on its computer software programs and operating systems (collectively, "Programs and Systems"). The Programs and Systems are used in several key areas of the Company's business, including merchandising, inventory management, pricing, sales, distribution, financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential Year 2000 compliance issues. These actions are necessary to ensure that the Programs and Systems will recognize and process in the Year 2000 and beyond. It is anticipated that replacement of most of the Company's Programs and Systems will be necessary to make such Programs and Systems Year 2000 compliant.

         Based on present information, the Company believes that it will be able to achieve such Year 2000 compliance through the replacement of most Programs and Systems with new Programs and Systems that are already Year 2000 compliant. However, no assurance can be given that these efforts will be successful. The Company estimates that the expenses and capital expenditures associated with achieving Year 2000 compliance will be approximately $2,000,000, all of which will be paid from internally generated funds. Although the Company is not currently aware of material Year 2000 compliance issues relating to systems of other companies with which the Company does business, there is no assurance that the Company will not be adversely affected by such issues affecting the systems of such other companies.

         The Company's intention is to expand the book store business. Opening a warehouse book store is capital intensive, because of the leasehold improvements and initial inventory required. It is anticipated that the funds to finance expansion will come from the cash and cash equivalents on hand. As of the balance sheet date, there were no commitments for the opening of any additional warehouse stores, however, the opening of one resort store is planned. Other than these items there are no known other trends or commitments, events or other uncertainties that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company believes that internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs.

                       DEB SHOPS, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)



SEASONAL NATURE OF OPERATIONS

The following table shows the Company's net sales and net earnings per quarter for the fiscal year ended January 31, 1998 on an unaudited basis.

                            Net Sales                 Net Income (Loss)
                        --------------------------------------------------
                        Amount        %           Amount             %
                        ------       ---          ------            ---
                                    (Dollars in Thousands)
                                    ----------------------

     1st Quarter      $ 43,929       21.4%       ($1,530)         ( 23.0%)
     2nd Quarter        48,580       23.7%         1,256            18.9%
     3rd Quarter        52,409       25.6%           978            14.7%
     4th Quarter        60,148       29.3%         5,933            89.4%
                      --------       -----       -------          -------

        TOTAL         $205,066      100.0%        $6,637           100.0%
                      ========      ======       =======          =======

Approximately 55% and 104% of the Company's net sales and net income, respectively, for fiscal 1998 occurred during the last six months, which includes the Back-to-School and Christmas selling seasons.

PART II.   OTHER INFORMATION

Items 1 - 5.      NOT APPLICABLE

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits

                           None

                  (b)  Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company during the quarter ended April 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          DEB SHOPS, INC.





 DATE:  June 15, 1998                       By    /s/    Marvin Rounick
                                                 -------------------------
                                                  Marvin Rounick
                                                  President




DATE:  June 15, 1998                        By    /s/    Lewis Lyons
                                                 -------------------------
                                                  Lewis Lyons
                                                  Vice President, Finance
                                                  Chief Financial Officer