Form 10-Q/A
period 1998-04-30
DEB SHOPS INC
filed 1998-06-15
CIK 715779

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

                        DEB SHOPS, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                       APRIL 30,                          JANUARY 31,
                                                                         1998                                1998
 --------------------------------------------------------------------------------------------------------------------
 ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                                           $55,630,789                       $57,912,689
   Merchandise inventories                                              24,867,919                        22,107,228
   Prepaid expenses and other                                            2,426,274                         1,488,748
   Current deferred income taxes                                         1,323,600                         1,307,600
                                                                       -----------                       -----------
     Total Current Assets                                               84,248,582                        82,816,265
                                                                       -----------                       -----------

 PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                                    150,000                           150,000
   Buildings                                                             4,338,863                         4,338,863
   Leasehold improvements                                               29,048,488                        29,068,033
   Furniture and equipment                                              15,655,424                        15,399,733
                                                                       -----------                       -----------
                                                                        49,192,775                        48,956,629
                                                                                                         -----------
   Less accumulated depreciation
     and amortization                                                   34,521,399                        34,168,084
                                                                       -----------                       -----------
                                                                        14,671,376                        14,788,545
                                                                       -----------                       -----------

 OTHER ASSETS
   Goodwill, net of accumulated amortization
     of $339,207 and $285,648, respectively                              2,664,962                         2,718,521
   Long term deferred income taxes                                       2,095,740                         2,003,740
   Other                                                                 1,167,514                         1,167,514
                                                                       -----------                       -----------
     Total Other Assets                                                  5,928,216                         5,889,775
                                                                       -----------                       -----------

                                                                       104,848,174                       103,494,585
                                                                       ===========                       ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
   Trade accounts payable                                              $18,897,127                       $16,098,296
   Accrued expenses                                                      5,964,770                         5,879,551
   Income taxes payable                                                     56,437                         1,858,179
                                                                       -----------                       -----------
     Total Current Liabilities                                          24,918,334                        23,836,226
                                                                       -----------

 Capital Lease Obligation                                                1,571,661                         1,631,463
                                                                       -----------                       -----------

 Commitments and Contingencies

 Shareholders' Equity
   Series A Preferred Stock, par value $1.00
     a share:
     Authorized - 5,000,000 shares
     Issued and outstanding - 460 shares,
       liquidation value $460,000                                              460                               460
   Common Stock, par value $.01 a share:
     Authorized - 25,000,000 shares
     Issued Shares - April 30, 1998: 15,688,290;
       January 31, 1998: 15,688,290                                        156,883                           156,883
   Additional paid in capital                                            5,541,944                         5,541,944
   Retained earnings                                                    89,122,179                        89,904,032
                                                                       -----------                       -----------
                                                                        94,821,466                        95,603,319

   Less common treasury shares, at cost -
     April 30, 1998: 2,663,520;
     January 31, 1998: 2,843,610                                        16,463,287                        17,576,423
                                                                       -----------                       -----------
                                                                        78,358,179                        78,026,896
                                                                       -----------                       -----------
                                                                      $104,848,174                      $103,494,585
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