Form 10-Q
period 1998-08-31
DEB SHOPS INC
filed 1998-09-14
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       July 31, 1998
                               ------------------------------------

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

Commission File Number          0-12188
                           ---------------------

                                 DEB SHOPS, INC.
               -------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                     23-1913593
   -------------------------------                     --------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

9401 Blue Grass Road, Philadelphia, Pennsylvania                    19114
----------------------------------------------------------------------------
  (Address of principal executive offices)                        (Zip Code)

                                 (215) 676-6000
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
          ------------------------------------------------------------
 (Former name and address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes    X          No
                                       --------         --------
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.01                        13,099,680
----------------------------            -------------------------------------
          (Class)                          (Outstanding at July 31, 1998)

                        DEB SHOPS, INC. AND SUBSIDIARIES







                                    I N D E X









                                                                          Page
PART I.     Financial Information:

                 Consolidated Balance Sheets -                              1
                 July 31, 1998 and January 31, 1998

                 Consolidated Statements of Operations Six Months and       2
                 Three Months Ended July 31, 1998 and July 31, 1997

                 Consolidated Statements of Cash Flows -                    3
                 Six Months Ended July 31, 1998 and July 31, 1997

                 Notes to Consolidated Financial Statements -             4-5
                 July 31, 1998

                 Management's Discussion and Analysis of Financial
                 Condition and Results of Operations - July 31, 1998     6-11



PART II.     Other Information                                             12

                         DEB SHOPS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   JULY 31,        JANUARY 31,
                                                                                     1998             1998
                                                                                 ------------     ------------
 ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                                                     $ 60,289,593     $ 57,912,689
   Merchandise inventories                                                         30,472,421       22,107,228
   Prepaid expenses and other                                                       2,154,699        1,488,748
   Current deferred income taxes                                                    1,354,100        1,307,600
                                                                                 ------------     ------------
     Total Current Assets                                                          94,270,813       82,816,265
                                                                                 ------------     ------------

 PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                                               150,000          150,000
   Buildings                                                                        4,338,863        4,338,863
   Leasehold improvements                                                          29,107,769       29,068,033
   Furniture and equipment                                                         16,206,519       15,399,733
                                                                                 ------------     ------------
                                                                                   49,803,151       48,956,629
   Less accumulated depreciation
     and amortization                                                              34,923,637       34,168,084
                                                                                 ------------     ------------
     Total Property, Plant and Equipment                                           14,879,514       14,788,545
                                                                                 ------------     ------------

 OTHER ASSETS
   Goodwill, net of accumulated amortization
     of $607,002 and $499,884, respectively                                         2,611,403        2,718,521
   Long term deferred income taxes                                                  2,887,240        2,003,740
   Other                                                                            1,712,223        1,167,514
                                                                                 ------------     ------------
     Total Other Assets                                                             7,210,866        5,889,775
                                                                                 ------------     ------------

                                                                                  116,361,193      103,494,585
                                                                                 ============     ============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
   Trade accounts payable                                                        $ 23,706,915     $ 16,098,296
   Accrued expenses                                                                 6,441,683        5,879,551
   Income taxes payable                                                             2,954,000        1,858,379
                                                                                 ------------     ------------
     Total Current Liabilities                                                     33,102,598       23,836,226
                                                                                                  ------------

 Capital Lease Obligation                                                           1,511,859        1,631,463
                                                                                 ------------     ------------


 Shareholders' Equity
   Series A Preferred Stock, par value $1.00 a share: Authorized - 5,000,000 shares Issued and outstanding - 460 shares,
       liquidation value $460,000                                                         460              460
   Common Stock, par value $.01 a share:
     Authorized - 25,000,000 shares
     Issued Shares - July 31, 1998: 15,688,290;
       January 31, 1998: 15,688,290                                                   156,883          156,883
   Additional paid in capital                                                       5,541,944        5,541,944
   Retained earnings                                                               92,047,717       89,904,032
                                                                                 ------------     ------------
                                                                                   97,747,004       95,603,319

   Less common treasury shares, at cost -
     July 31, 1998: 2,588,610;
     January 31, 1998: 2,843,610                                                   16,000,268       17,576,423
                                                                                 ------------     ------------
    Total Shareholders' Equity                                                     81,746,736       78,026,896
                                                                                 ------------     ------------
                                                                                 $116,361,193     $103,494,585
                                                                                 ============     ============

  The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                        Six Months Ended July 31,         Three Months Ended July 31,
                                                      -----------------------------      -----------------------------
                                                         1998              1997              1998             1997
                                                         ----              ----              ----             ----


Revenues
  Net Sales                                           $108,246,822     $ 92,509,129      $ 58,487,659     $ 48,580,451
                                                      ------------     ------------      ------------     ------------

Costs and Expenses
  Cost of Sales, including
    buying and occupancy costs                          79,407,581       71,936,582        41,033,746       35,993,390
  Selling and administrative                            22,039,011       19,808,473        11,528,698       10,170,551
  Depreciation and amortization                          1,874,657        2,118,441           940,188        1,064,577
                                                      ------------     ------------      ------------     ------------
                                                       103,321,249       93,863,496        53,502,632       47,228,518
                                                      ------------     ------------      ------------     ------------


Operating Income (Loss)                                  4,925,573       (1,354,367)        4,985,027        1,351,933
Other income, principally interest                       1,560,590          949,820           881,856          509,144
                                                      ------------     ------------      ------------     ------------


Income (Loss) Before Income Taxes                        6,486,163         (404,547)        5,866,883        1,861,077
Income Taxes (Benefit)                                   2,270,000         (131,000)        2,053,000          605,000
                                                      ------------     ------------      ------------     ------------

Net Income (Loss)                                     $  4,216,163     $   (273,547)     $  3,813,883     $  1,256,077
                                                      ============     ============      ============     ============

Net Income (Loss) Per Common Share
                                            Basic     $       0.32     $      (0.02)     $       0.29     $       0.10
                                                      ============     ============      ============     ============
                                          Diluted     $       0.32     $      (0.02)     $       0.29     $       0.10
                                                      ============     ============      ============     ============

Cash Dividend Declared
  Per Common Share                                    $       0.10     $       0.10      $       0.05     $       0.05
                                                      ============     ============      ============     ============

Weighted Average Number of
  Common Shares Outstanding
                                            Basic       12,979,736       12,844,680        13,044,748       12,844,680
                                                      ============     ============      ============     ============
                                          Diluted       13,193,110       12,844,680        13,228,123       12,924,110
                                                      ============     ============      ============     ============

              The notes to consolidated financial statements are an
                  integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                                               Six Months Ended July 31,
                                                                            ------------------------------
                                                                                1998               1997
                                                                            ------------      ------------

Cash flows provided by operating activities:
  Net Income (Loss)                                                         $  4,216,163      ($   273,547)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                            1,874,657         2,118,441
      Deferred income tax (benefit)                                                               (930,000)
      Loss on retirement of property, plant and equipment                        146,282           274,922
      Change in assets and liabilities:
        (Increase) in merchandise inventories                                 (8,365,193)       (7,594,971)
        (Increase) in prepaid expenses and other                                (665 951          (200,312)
         Increase in trade accounts payable                                    7,608,619         7,395,164
         Increase in accrued expenses                                            562.132           738,582
         Increase in income taxes payable                                      1,095,621              --
                                                                            ------------      ------------
        Net cash provided by operating activities                              5,542,330         2,458,279
                                                                            ------------      ------------

Cash flows (used in) investing activities:
  Purchase of property, plant and equipment, net                              (2,004 790          (989,049)
                                                                            ------------      ------------
        Net cash (used in) investing activities                               (2,004,790)         (989,049)
                                                                            ------------      ------------

Cash flows (used in) financing activities:
      Preferred Stock cash dividends paid                                        (27,600)          (27,600)
      Common Stock cash dividends paid                                        (1,306,223)       (1,284,468)
      Proceeds from stock options exercised                                      837,500              --
      Principal payment under capital lease obligations                         (119,604)          (97,662)
      Other investing activities                                                (544,709)             --
                                                                            ------------      ------------
        Net cash (used in) financing activities                               (1,160,636)       (1,409,730)
                                                                            ------------      ------------

Increase in cash and cash equivalents                                          2,376,904            59,500
Cash and cash equivalents at beginning of period                              57,912,689        44,850,895
                                                                            ------------      ------------
Cash and cash equivalents at end of period                                  $ 60,289,593      $ 44,910,395
                                                                            ============      ============

Supplemental disclosures of cash flow information: Cash paid during the period for:
    Interest on capital lease obligation                                    $    155,000      $    177,000
    Income taxes, net                                                       $  2,281,482      $    170,106


             The notes to consolidated financial statements are an
                  integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

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

                                                                      Six Months Ended July 31,
                                      ---------------------------------------------------------------------------------------------
                                                        1998                                            1997
                                                        ----                                            ----
                                      -------------------------------------------- ------------------------------------------------
                                           Net                        Per Share           Net                           Per Share
                                          Income        Shares          Amount          (Loss)            Shares         Amount


   Net income (loss)                  $4,216,163                                          ($273,547)

   Dividends on preferred stock          (27,600)                                           (27,600)
                                      ----------                                         ----------

   Basic income (loss)
   available to common
   shareholders                        4,188,563         12,979,736          $.32          (301,147)       12,844,680       ($.02)

   Effect of dilutive securities               -            213,374             -                 -                 -           -
                                      ----------         ----------       -------         ---------        ----------       -----

   Dilutive income (loss)
   available to common
   shareholders                       $4,188,563         13,193,110          $.32         ($301,147)       12,844,680       ($.02)
                                      ==========         ==========       =======         =========        ==========       =====

                                                                     Three Months Ended July 31,
                                      ---------------------------------------------------------------------------------------------
                                                        1998                                            1997
                                                        ----                                            ----
                                      -------------------------------------------- ------------------------------------------------
                                           Net                        Per Share           Net                           Per Share
                                          Income        Shares          Amount          Income            Shares         Amount

   Net income                         $3,813,883                                        $ 1,256,077

   Dividends on preferred stock          (13,800)                                           (13,800)
                                      ----------                                          ---------
   Basic income
   available to common
   shareholders                        3,800,083         13,044,748          $.29        $1,242,277        12,844,680        $.10

   Effect of dilutive securities            -               183,375         -                     -            79,430           -
                                      ----------         ----------       -------         ---------        ----------       -----

   Dilutive income
   available to common
   shareholders                       $3,800,083         13,228,123          $.29        $1,242,277        12,924,110        $.10
                                      ==========         ==========       =======        ==========        ==========     =======


         For the six months ended of July 31, 1997, 390,000 common stock options were outstanding but were not included in the computation of diluted net (loss) per common share because their effect would be anti-dilutive as a result of the Company's losses incurred during the period.

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

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1998




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

Overview

         As of July 31, 1998, Deb Shops, Inc. (the "Company") operates 269 women's specialty apparel retail stores offering moderately priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sized women. The Company also operates nine Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

         The Company also operates 17 Atlantic book stores. The book division includes 11 "Atlantic Book Shops", which are small limited selection book stores, generally open seasonally in Delaware, Maryland, Pennsylvania and New Jersey shore resort towns. Atlantic Books also operates six much larger "Atlantic Book Warehouses" which carry a full line of best sellers, new titles and magazines in addition to remainder books. The Atlantic Book Warehouse stores are located in Delaware, Maryland, Minnesota, New Jersey and Pennsylvania.

         Results of operations for the Company for the six and three months ended July 31, 1998 and 1997, are presented on a consolidated basis and are discussed here on a segmented basis to provide relevant information concerning the Company's retail apparel store business, which is the Company's principal line of business, and the retail book business.

Results of Operations - Consolidated

         Consolidated net sales increased $15,738,000 (17.0%) and $9,907,000 (20.4%), respectively, for the six and three months ended July 31, 1998, as compared to an increase of $6,010,000 (7.0%) and $120,000 (0.3%) for the six and three months ended July 31, 1997. The increase during the six months ended July 31, 1998, and 1997, and for the three months ended July 31, 1998 is primarily the result of increased sales in the apparel business and, to a lesser extent, an increase in the number of book stores. The increase during the three months ended July 31, 1997 is primarily the result of an increase in the number of book stores offset by a decrease in apparel sales.

         The change in net sales, cost of sales, selling and administrative expense and net income (loss) are more fully described in the sections on "Apparel Business" and "Book Business" that follow.

         Other income, principally interest, increased $611,000 (64.3%) and $373,000 (73.2%), respectively, for the six and three months ended July 31, 1998 as compared to a decrease of ($277,000) (22.6%) and ($102,000) (16.7%), respectively, for the six and three months ended July 31, 1997. Interest income is offset by losses on the disposition of fixed assets. The increase during the six and three months ended July 31, 1998 is primarily the result of earnings on higher cash balances and decreased write-offs from the disposition of fixed assets. The decreases in the six and three months ended July 31, 1997 is primarily attributable to an increase in the losses incurred by the Company on disposition of fixed assets incurred in connection with store closings.

         Income before income taxes increased $6,891,000 (1703.3%) and $4,006,000 (215.2%), respectively, for the six and three months ended July 31, 1998. (Loss) before income taxes decreased $4,916,000 (92.4%) and $4,308,000
(176.1%) , respectively, for the six and three months ended July 31, 1997. The improvement for the six and three months ended July 31, 1997 to 1998 is primarily comprised of an increase in apparel business sales and apparel business margins. The improvement for the six months ended July 31, 1996 to 1997 is primarily comprised of an increase in apparel business sales and apparel business margins.

Results of Operations - Apparel Business

         Net sales increased to $100,691,000 from $86,075,000 or $14,615,000
(17.0%) in the six months ended July 31, 1998 and 1997, respectively, and increased to $86,075,000 from $81,920,000 or $4,156,000 (5.1%) in the six months ended July 31, 1997 and 1996 respectively. Net sales increased to $53,915,000 from $44,658,000 or $9,257,000 (20.7%) in the three months ended July 31, 1998 and 1997, respectively, and decreased to $44,658,000 from $45,592,000 or ($934,000) (2.0%) in the three months ended July 31, 1997 and 1996, respectively. The increase in net sales for the six and three months ended July 31, 1998 and for the six months ended July 31, 1997, was principally attributable to a return of fashion direction in the woman's specialty apparel industry, the Company's new focus on a younger customer, and improved visual merchandising in the stores. The decrease in net sales for the three months ended July 31, 1997 was principally attributable to the increase in average sales per store being insufficient to offset the reduction in average number of stores in operation.

The following table sets forth certain per store information.

                                                          Per Store Data1                      Per Store Data1
                                                       Six Months Ended July 31,           Three Months Ended July 31,
                                                     ---------------------------          -----------------------------

                                                        1998                1997             1998                1997
                                                        ----                ----             ----                ----

Stores open at end of the period                           278                277               278                277
Average number in operation during the period              280                279               277                279
Average net sales per store (in thousands)              $  360               $309            $  195               $160
Average operating (loss) income per store
(in thousands)                                          $   15              ($  7)           $   17               $  4
Comparable Store Sales2 - Percent Change                  13.7%              10.1%             16.3%               1.9%


         Cost of sales, including buying and occupancy costs, increased to $74,194,000 from $67,492,000 or $6,702,000 (9.9%) in the six months ended July
31, 1998 and 1997, respectively, and decreased to $67,492,000 from $68,988,000 or ($1,496,000) (2.2%) in the six months ended July 31, 1997 and 1996, respectively. Cost of

--------
1     Includes Tops `N Bottoms stores

2 Comparable store sales include stores open for both periods in the current location. A store is added to the comparable store base in its 13th month of operation.

sales, including buying and occupancy costs, increased to $37,843,000 from $33,225,000 or $4,618,000 (13.9%) in the three months ended July 31, 1998 and
1997, respectively and decreased to $33,225,000 from $38,631,000 or $5,406,000
(14.0%) in the three months ended July 31, 1997 and 1996, respectively. The increase in cost of sales, including buying and occupancy costs, in the six and three months ended July 31, 1998 was principally due to the increase in net sales during the period, offset by the result of selling merchandise at higher margins. The decrease in cost of sales, including buying and occupancy costs, in the six months ended July 31, 1997 was primarily the result of selling merchandise at higher margins in the three months ended July 31, 1997 and the increase in net sales during the period. As a percentage of net sales, cost of sales, including buying and occupancy costs, were 73.7% and 78.4% in the six months ended July 31, 1998 and 1997, respectively, and 70.2% and 74.4% in the three months ended July 31, 1998 and 1997, respectively. As a percentage of net sales, buying and occupancy costs were 18.0% and 19.3% in the six months ended July 31, 1998 and 1997, respectively, and 17.2% and 18.8% in the three months ended July 31, 1998 and 1997, respectively.

          Selling and administrative expenses increased to $20,540,000 from $18,571,000 or $1,969,000 (10.6%) in the six months ended July 31, 1998 and
1997, respectively, and increased to $18,571,000 from $18,327,000 or $244,000
(1.3%) in the six months ended July 31, 1997 and 1996, respectively. Selling and administrative expenses increased to $10,663,000 from $9,454,000 or $1,209,000 (12.8%) in the three months ended July 31, 1998 and 1997, respectively, and decreased to $9,454,000 from $9,500,000 or ($46,000) (0.5%) in the three months ended July 31, 1997 and 1996, respectively. The increase in selling and administrative expenses for the six and three months ended July 31, 1998 was mainly due to an increase in store operating costs. The increase in selling and administrative expenses for the six months ended July 31, 1997 was mainly due to higher insurance costs. As a percentage of net sales, selling and administrative expenses were 20.4% and 21.6% in the six months ended July 31, 1998 and 1997, respectively, and 19.8% and 21.2% in the three months ended July 31, 1997 and 1996, respectively.

         Depreciation expenses decreased ($274,000) and ($133,000) in the six and three months ended July 31, 1998, respectively. Depreciation expenses increased $309,000 and $147,000 in the six and three months ended July 31, 1997, respectively. The decrease for the six and three months ended July 31, 1998, is principally attributable to a reduction in the number of stores to be closed and the write-offs associated with them. The increase for the six and three months ended July 31, 1997, is principally attributable to the accelerated write-off of leasehold improvements.

         Operating income increased to $4,330,000 from an operating loss of ($1,888,000) or $6,218,000 (329.4%) in the six months ended July 31, 1998 and
1997, respectively and the operating loss decreased to ($1,888,000) from ($6,986,000) or ($5,098,000) (73.0%) in the six months ended July 31, 1997 and
1996, respectively. The operating income increased to $4,592,000 from $1,030,000 or $3,562,000 (345.7%) in the three months ended July 31, 1998 and 1997, respectively and the operating income increased to $1,030,000 from an operating loss of ($3,340,000) or $4,370,000 (130.8%) in the three months ended July 31, 1997 and 1996, respectively. As a percentage of net sales, the operating income
(loss) was 4.3% and (2.2%) in the six months ended July 31, 1998 and 1997, respectively, and 8.5% and 2.3% in the three months ended July 31, 1998 and 1997, respectively. The increase in the operating income for the six and three months ended July 31, 1998 was primarily attributed to an increase in sales and an increase in margins, partially offset by an increase in selling and administrative expenses. The decrease in the operating (loss) for the six months ended July 31, 1997 was primarily attributed to an increase in net sales and an increase in margins. During the six months ended July 31, 1997 the Company decreased the number of "Plus Size" selling units by almost 50%. This reduction did not result in a commensurate reduction in sales and did result in an improvement in "Plus Size" margins.

Results of Operations - Book Business

         Net sales increased to $7,556,000 from $6,434,000 or $1,123,000 (17.4%)
in the six months ended July 1998 and 1997, respectively, and increased to $6,434,000 from $4,579,000 or $1,855,000 (40.5%) in the six months ended July
31, 1997 and 1996, respectively. Net sales increased to $4,573,000 from $3,922,000 or $651,000 (16.6%) in the three months ended July 1998 and 1997, respectively and increased to $3,922,000 from $2,868,000 or $1,054,000 (36.8%)
in the three months ended July 1997 and 1996, respectively. The increase in net sales in the six and three months ended July 31, 1998 resulted primarily from the addition of one warehouse store. The increase in net sales in the six and three months ended July 31, 1997 resulted primarily from the addition of two warehouse stores.

         The following table sets forth certain per store information:

                                                                       Per Store Data                       Per Store Data
                                                                   Six Months Ended July 31,          Three Months Ended July 31,
                                                                   -------------------------          ---------------------------

                                                                    1998             1997              1998             1997
                                                                    ----             ----              ----             ----

Stores open at end of period-Resort Stores                            11                10               11               10
Average number in operation during the period                         11                10               11               10
Average net sales per Resort store (in thousands)                   $209             $ 181            $ 172            $ 163

Stores open at end of period - Warehouse Stores                        6                 5                6                5
Average number in operation during the period                          6                 5                6                5
Average net sales per Warehouse Store (in thousands) 1              $856              $916            $ 441            $ 449

Comparable Store Sales2 - Percent Change1                           (1.4%)             3.5%             1.2%             4.1%


         Cost of sales, including buying and occupancy costs, increased to $5,304,000 from $4,534,000 or $770,000 (17.0%) in the six months ended July 31,
1998 and 1997, respectively, and increased to $4,534,000 from $3,082,000 or $1,452,000 (47.1%) in the six months ended July 31, 1997 and 1996, respectively. Cost of sales, including buying and occupancy costs, increased to $3,235,000 from $2,813,000 or $422,000 (15.0%) in the three months ended July 31, 1998 and 1997, respectively, and increased to $2,813,000 from $1, 967,000 or $846,000
(43.0%) in the three months ended July 31, 1997 and 1996, respectively. As a percentage of net sales, cost of sales, including buying and occupancy costs, were 70.2% and 70.5% in the six months ended July 31, 1998 and 1997, respectively, and 70.8% and 71.7% in the three months ended July 31, 1998 and 1997, respectively. The increase in cost of sales, including buying and occupancy costs, in the six and three months ended July 31, 1998 and 1997, is primarily the result of increased sales, as the result of an additional warehouse store. The increase in cost of sales, including buying and occupancy costs in the six and three months ended July 31, 1997 and 1996, is primarily the result of increased sales, as the result of two additional warehouse stores. As a percentage of net sales, buying and occupancy costs were 16.1% and 15.9% in the six months ended July 31, 1998 and 1997, respectively, and 16.4% and 16.7% in the three months ended July 31, 1998 and 1997, respectively.

         Selling and administrative expenses increased to $1,494,000 from $1,233,000 or $261,000 (21.2%) in the six months ended July 31, 1998 and 1997, respectively, and increased to $1,233,000 from $898,000 or $335,000 (37.4%) in the six months ended July 31, 1997 and 1996, respectively. Selling and administrative expenses increased to $860,000 from $713,000 or $147,000 (20.7%) in the three months ended July 31, 1998 and 1997, respectively and increased to $713,000 from $538,000 or $175,000 (32.5%) in the three months ended July 31,
1997 and 1996, respectively. The increase in the six and three months ended July 31, 1998 and 1997, and 1997 and 1996 is primarily the result of additional stores. As a percentage of net sales, selling and administrative expenses were 19.8% and 19.2% in the six months ended July 31, 1998 and 1997, respectively.

         Depreciation expense increased $30,000 in the six months ended July 31, 1998 and $8,000 in the three months ended July 31, 1998.

--------------------------------------------------------------------------------
1 The decrease in average net sales per Warehouse Store declined as a result of the Montgomeryville location being disproportionately larger than the other Warehouse Stores
2 Comparable store sales include stores open for both periods in the current location. A store is added to the comparable store base in its 13th month of operation
                                       -9-

         Operating income increased to $540,000 from $478,000 or $62,000 (13.1%) in the six months ended July 31, 1998 and 1997, respectively, and increased to $478,000 from $447,000 or $31,000 (6.9%) in the six months ended July 31, 1997 and 1996, respectively. Operating income increased to $368,000 from $295,000 or $73,000 (24.7%) in the three months ended July 31, 1998 and 1997, respectively, and increased to $295,000 from $286,000 or $9,000 (3.1%) in the three months ended July 31, 1997 and 1996, respectively. The changes in operating income for the six and three months ended July 31, 1998 and 1997, which the Company believes are not material, are primarily the result of the factors described above. As a percentage of net sales, operating income was 7.1% and 7.4% in the six months ended July 31, 1998 and 1997, respectively and 8.0% and 7.5% in the three months ended July 31, 1998 and 1997, respectively.


Liquidity and Capital Resources

         During the three months and six months ended July 31, 1998 and 1997, the Company funded internally all of its operating needs, including capital expenditures for the opening of new apparel stores and for the remodeling of existing apparel and book stores. Total cash provided by operating activities for the six months ended July 31, 1998 and 1997 was $5,542,000 and $2,458,000, respectively. For the six months ended July 31, 1998, cash provided by operations was the result of the net income, increases in trade accounts payable, income taxes payable, and non-cash charges for depreciation and amortization partially offset by the deferred income tax benefit, and an increase in merchandise inventories. For the six months ended July 31, 1997, cash provided by operations was the result of increases in trade accounts payable, accrued expenses and non-cash charges for depreciation and amortization partially offset by the net loss and an increase in merchandise inventories. The inventory turn-over rate for the apparel business was approximately 1.6 times during the six months ended July 31, 1998 and 1.5 times during the six months ended July 31, 1997. The inventory turn-over rate for the book business was approximately 0.7 times during the six months ended July 31, 1998 and 0.7 times during the six months ended July 31, 1997.

         Net cash (used in) investing activities was $2,005,000 and $989,000 for the six months ended July 31, 1998 and 1997, respectively. The increase in net cash used in investing activities was principally due to the remodeling of existing stores and the opening of new stores.

         Net cash (used in) financing activities was $1,161,000 and $1,410,000 for the six months ended July 31, 1998 and 1997, respectively. For the six months ended July 31, 1998, these funds were principally used for the payment of dividends on preferred and common stock and other investing activities partially offset by the proceeds from incentive stock options exercised. For the six months ended July 31, 1997, these funds were principally used for the payment of dividends on preferred and common stock.

                  As of July 31, 1998, the Company had cash and cash equivalents of $60,290,000 compared with $44,910,000 at July 31, 1997. In February 1998, the
Company purchased nine stores from Petrie Retail, Inc. and subsidiaries, for $720,000. These locations were made available as a result of Petrie's ongoing bankruptcy proceedings. The stores are located in regional malls and were opened during the quarter ended April 30, 1998. At the end of the first quarter of fiscal 1998, the Company reduced the size of the plus sized operation by approximately 50%.

         The operation of the Company's business is dependent, in part, on its computer software programs and operating systems (collectively, "Programs and Systems"). The Programs and Systems are used in several key areas of the Company's business, including merchandising, inventory management, pricing, sales, distribution, financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential Year 2000 compliance issues. These actions are necessary to ensure that the Programs and Systems will recognize and process in the Year 2000 and beyond. It is anticipated that remediation of some of the Company's Programs and Systems and replacement of some of the Company's Programs and Systems will be necessary to make such Programs and Systems Year 2000 compliant.
                                                                  -10-

         Based on present information, the Company believes that it will be able to achieve such Year 2000 compliance through the remediation of some Programs and Systems and through the replacement of some Programs and Systems. However, no assurance can be given that these efforts will be successful. The Company estimates that the expenses and capital expenditures associated with achieving Year 2000 compliance will be approximately $2,000,000, all of which will be paid from internally generated funds. Although the Company is not currently aware of material Year 2000 compliance issues relating to systems of other companies with which the Company does business, there is no assurance that the Company will not be adversely affected by such issues affecting the systems of such other companies.

         The Company's intention is to expand the book store business. Opening a warehouse book store is capital intensive, because of the leasehold improvements and initial inventory required. It is anticipated that the funds to finance expansion will come from the cash and cash equivalents on hand. As of the balance sheet date, there were no commitments for the opening of any additional warehouse stores; however, the opening of one resort store is planned. Other than these items, there are no known trends or commitments, events or other uncertainties that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company believes that internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs.

SEASONAL NATURE OF OPERATIONS

The following table shows the Company's net sales and net earnings per quarter for the fiscal year ended January 31, 1998 on an unaudited basis.


                                              Net Sales                       Net Income(Loss)
                                   ---------------------------         --------------------------
                                      Amount               %            Amount               %
                                   -----------          ------         ---------          -------
                                                       (Dollars in Thousands)

         1st Quarter               $   43,929            21.4%         ($1,530)           ( 23.0%)
         2nd Quarter                   48,580            23.7%           1,256              18.9%
         3rd Quarter                   52,409            25.6%             978              14.7%
         4th Quarter                   60,148            29.3%           5,933              89.4%
                                   -----------          ------         ---------          -------

               TOTAL                 $205,066           100.0%          $6,637             100.0%
                                   ===========          ======         ========           =======



Approximately 55% and 104% of the Company's net sales and net income, respectively, for fiscal 1998 occurred during the last six months, which includes the Back-to-School and Christmas selling seasons.

PART II.   OTHER INFORMATION


Items 1 - 3.      NOT APPLICABLE

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                  The annual meeting of the company was held on Wednesday, May 27, 1998. Total votes present either in person or by proxy were 12,490,717. The votes were cast as follows for the election of directors:

                                                 FOR                WITHHELD
                                                 ---                --------
              Marvin Rounick                  12,478,897             11,820
              Warren Weiner                   12,479,077             11,640
              Jack A. Rounick                 12,480,377             10,340
              Paul S. Bachow                  12,479,467             11,250
              Barry H. Feinberg               12,480,377             10,340
              Barry H. Frank                  12,480,377             10,340

         There were no other matters voted on at the meeting.

Item 5.           NOT APPLICABLE


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits

                           Exhibit No.               Description of Document
                           -----------               -----------------------

                               27                    Financial Data Schedule


                  (b)  Reports on Form 8-K

                  A Report on Form 8-K was filed on June 12, 1998 and a Report on Form 8-K/A was filed on June 18, 1998. Both reported, under Item 4, a change of Certifying Accountant.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                        DEB SHOPS, INC.





DATE:  September 14, 1998               By  /s/  Marvin Rounick
                                          ------------------------------
                                                  Marvin Rounick
                                                  President







DATE:  September 14, 1998               By  /s/  Lewis Lyons
                                          -------------------------------
                                                 Lewis Lyons
                                                 Vice President, Finance
                                                 Chief Financial Officer