Form 10-Q
period 1998-10-31
DEB SHOPS INC
filed 1998-12-14
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                October 31, 1998
                               -------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------------------------------------

Commission File Number                         0-12188
                      ----------------------------------------------------------

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

                        Yes   X                  No
                            -----                   -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.01                          13,124,680
----------------------------            -------------------------------------
         (Class)                          (Outstanding at October 31, 1998)

                        DEB SHOPS, INC. AND SUBSIDIARIES



                                    I N D E X
                                    ---------




                                                                         Page
                                                                         ----
PART I.     Financial Information:

            Consolidated Balance Sheets -                                  1
            October 31, 1998 and January 31, 1998

            Consolidated Statements of Operations Nine Months and          2
            Three Months Ended October 31, 1998 and October 31, 1997

            Consolidated Statements of Cash Flows -                        3
            Nine Months Ended October 31, 1998 and October 31, 1997

            Notes to Consolidated Financial Statements -                 4-5
            October 31, 1998

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations - October 31, 1998      6-12



PART II.    Other Information                                          13-14

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         OCTOBER 31,1998      JANUARY 31, 1998
----------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $ 57,835,666         $ 57,912,689
  Merchandise inventories                                   26,280,656           22,107,228
  Prepaid expenses and other                                 2,112,714            1,488,748
  Current deferred income taxes                              1,379,100            1,307,600
                                                          ------------         ------------
   Total Current Assets                                     87,608,136           82,816,265
                                                          ------------         ------------


PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                                         150,000              150,000
  Buildings                                                  4,338,863            4,338,863
  Leasehold improvements                                    29,748,460           29,068,033
  Furniture and equipment                                   16,370,350           15,399,733
                                                          ------------         ------------
                                                            50,607,673           48,956,629
  Less accumulated depreciation
   and amortization                                         35,810,470           34,168,084
                                                          ------------         ------------
   Total Property, Plant and Equipment                      14,797,203           14,788,545
                                                          ------------         ------------
OTHER ASSETS
  Goodwill, net of accumulated amortization
   of $660,561 and $499,884, respectively                    2,557,844            2,718,521
  Long term deferred income taxes                            3,487,240            2,003,740
  Other                                                      1,712,223            1,167,514
                                                          ------------         ------------
   Total Other Assets                                        7,757,307            5,889,775
                                                          ------------         ------------

                                                          $110,162,646         $103,494,585
                                                          ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                  $ 17,084,007         $ 16,098,296
  Accrued expenses                                           6,482,653            5,879,551
  Income taxes payable                                       1,495,000            1,858,379
                                                          ------------         ------------
   Total Current Liabilities                                25,061,660           23,836,226
                                                          ------------         ------------

Capital Lease Obligation                                     1,452,057            1,631,463
                                                          ------------         ------------

Shareholders' Equity
   Series A  Preferred  Stock,  par value $1.00
    a share:
   Authorized  - 5,000,000 shares
   Issued and outstanding - 460 shares,
    liquidation value $460,000                                     460                  460
   Common Stock, par value $.01 a share:
    Authorized - 25,000,000 shares
    Issued Shares - October 31, 1998: 15,688,290;
    January 31, 1998: 15,688,290                               156,883              156,883
   Additional paid in capital                                5,541,944            5,541,944
   Retained earnings                                        93,795,385           89,904,032
                                                          ------------         ------------
                                                            99,494,672           95,603,319
Less common treasury shares, at cost -
   October 31, 1998: 2,563,610;
   January 31, 1998: 2,843,610                              15,845,743           17,576,423
                                                          ------------         ------------
   Total Shareholders' Equity                               83,648,929           78,026,896
                                                          ------------         ------------
                                                          $110,162,646         $103,494,585
                                                          ============         ============

The notes to consolidated financial statements are an integral part of these financial statements.

                                   DEB SHOPS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                           (Unaudited)

                                                     Nine Months Ended October 31           Three Months Ended October 31
                                                   -----------------------------------------------------------------------
                                                       1998                 1997                  1998                1997
                                                       ----                 ----                  ----                ----
  Revenues
    Net Sales                                      $ 168,254,026         $144,918,407          $60,007,204        $52,409,278
                                                   -------------         ------------          -----------        -----------

  Costs and Expenses
    Cost of Sales, including
      buying and occupancy costs                     123,757,904          112,143,055           44,350,323         40,206,473
    Selling and administrative                        33,592,561           30,008,634           11,553,550         10,200,161
    Depreciation and amortization                      2,815,049            3,247,391              940,392          1,128,950
                                                   -------------         ------------          -----------        -----------
                                                     160,165,514          145,399,080           56,844,265         51,535,584
                                                   -------------         ------------          -----------        -----------

  Operating Income (Loss)                              8,088,512             (480,673)           3,162,939            873,694
  Other income, principally interest                   2,229,628            1,523,713              669,038            573,893
                                                   -------------         ------------          -----------        -----------

  Income Before Income Taxes                          10,318,140            1,043,040            3,831,977          1,447,587
  Income Taxes                                         3,611,000              339,000            1,341,000            470,000
                                                   -------------         ------------          -----------        -----------

  Net Income                                       $   6,707,140         $    704,040          $ 2,490,977        $   977,587
                                                   =============         ============          ===========        ===========

  Net Income Per Common Share
                                          Basic    $        0.51         $       0.05          $      0.19        $      0.08
                                                   =============         ============          ===========        ===========
                                        Diluted    $        0.51         $       0.05          $      0.19        $      0.07
                                                   =============         ============          ===========        ===========

  Cash Dividend Declared
    Per Common Share                               $        0.15         $       0.15          $      0.05        $      0.05
                                                   =============         ============          ===========        ===========

  Weighted Average Number of
    Common Shares Outstanding
                                          Basic       13,025,968           12,844,680           13,118,430         12,844 680
                                                   =============         ============          ===========        ===========
                                        Diluted       13,172,141           12,957,036           13,255,390         12,986,413
                                                   =============         ============          ===========        ===========

The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Nine Months Ended October 31,
                                                               ------------------------------------
                                                                    1998                  1997
                                                                    ----                  ----
Cash flows provided by operating activities:
 Net Income                                                    $  6,707,140          $    704,040
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                  2,815,049             3,247,391
   Deferred income tax (benefit)                               (  1,555,000)         (    220,000)
   Loss on retirement of property, plant and equipment              146,282               463,432
   Change in assets and liabilities:
    (Increase) in merchandise inventories                      (  4,173,428)         (  2,760,833)
    (Increase) decrease in prepaid expenses and other              (623,966)            1,546,590
    Increase (decrease) in trade accounts payable                   985,711          (    191,832)
    Increase in accrued expenses                                    603,102               959,835
    (Decrease) in income taxes payable                         (    363,379)                   --
                                                               ------------          ------------
    Net cash provided by operating activities                     4,541,511             3,748,623
                                                               ------------          ------------

Cash flows (used in) investing activities:
 Purchase of property, plant and equipment, net                (  2,809,312)         (  1,396,205)
                                                               ------------          ------------
    Net cash (used in) investing activities                    (  2,809,312)         (  1,396,205)
                                                               ------------          ------------

Cash flows (used in) financing activities:
    Preferred Stock cash dividends paid                        (     41,400)         (     41,400)
    Common Stock cash dividends paid                           (  1,962,457)         (  1,926,702)
    Proceeds from stock options exercised                           918,750                    --
    Principal payment under capital lease obligations          (    179,406)         (    146,493)
    Other investing activities                                 (    544,709)                   --
                                                               ------------          ------------
     Net cash (used in) financing activities                   (  1,809,222)         (  2,114,595)
                                                               ------------          ------------

(Decrease) Increase in cash and cash equivalents               (     77,023)              237,823
Cash and cash equivalents at beginning of period                 57,912,689            44,850,895
                                                               ------------          ------------
Cash and cash equivalents at end of period                     $ 57,835,666          $ 45,088,718
                                                               ============          ============

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest on capital lease obligation                       $    233,094          $    266,000
    Income taxes, net                                          $  5,799,412          $  1,110,795

The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                October 31, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998. The Balance Sheet at January 31, 1998 has been derived from the audited financial statements at that date.

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


NOTE C - NET INCOME PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This statement established new standards for computing and presenting earnings per share and requires the restatement of prior years amounts. The Company adopted SFAS No. 128 effective January 31, 1998. Basic net income per common share was computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net income per common share has been presented based upon the weighted average common shares outstanding during each period including the dilutive effect of stock options and restricted incentive stock, if any.

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations. As required by SFAS No. 128 all prior-period per share data has been restated to conform with the provisions of this statement.


                                                        Nine Months Ended October 31,
                                   ------------------------------------------------------------------------
                                                  1998                                  1997
                                   ------------------------------------------------------------------------
                                     Net                    Per Share       Net                   Per Share
                                    Income       Shares      Amount        Income      Shares       Amount

Net income                        $6,707,140                             $704,040

Dividends on preferred stock         (41,400)                             (41,400)
                                  ----------                             --------
Basic income
available to common
shareholders                       6,665,740   13,025,968      $.51       662,640    12,844,680      $.05

Effect of dilutive securities             --      146,173        --            --       112,356        --
                                  ----------   ----------    ------      --------    ----------    ------
Dilutive income
available to common
shareholders                      $6,665,740   13,172,141      $.51      $662,640    12,957,036      $.05
                                  ==========   ==========    ======      ========    ==========    ======



                                                        Three Months Ended October 31,
                                   ------------------------------------------------------------------------
                                                  1998                                  1997
                                   ------------------------------------------------------------------------
                                     Net                    Per Share       Net                   Per Share
                                    Income       Shares      Amount        Income      Shares       Amount


Net income                        $2,490,977                             $977,587

Dividends on preferred stock         (13,800)                             (13,800)
                                  ----------                             --------
Basic income
available to common
shareholders                       2,477,177   13,118,430      $.19      $963,787    12,844,680      $.08

Effect of dilutive securities             --      136,960        --            --       141,733        --
                                  ----------   ----------    ------      --------    ----------    ------
Dilutive income
available to common
shareholders                      $2,477,177   13,255,390      $.19      $963,787    12,986,413      $.07
                                  ==========   ==========    ======      ========    ==========    ======

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

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                October 31, 1998




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

Overview

         As of October 31, 1998, Deb Shops, Inc. (the "Company") operates 269 women's specialty apparel retail stores offering moderately priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sized women. The Company also operates nine Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

         The Company also operates 18 Atlantic book stores. The book division includes 12 "Atlantic Book Shops", which are small limited selection book stores, generally open seasonally in Delaware, Maryland, Pennsylvania and New Jersey resort towns. Atlantic Books also operates six much larger "Atlantic Book Warehouses" which carry a full line of best sellers, new titles and magazines in addition to remainder books. The Atlantic Book Warehouse stores are located in Delaware, Maryland, Minnesota, New Jersey and Pennsylvania.

         Results of operations for the Company for the nine and three months ended October 31, 1998 and 1997, are presented on a consolidated basis and are discussed here on a segmented basis to provide relevant information concerning the Company's retail apparel store business, which is the Company's principal line of business, and the retail book business.

Results of Operations - Consolidated

         Consolidated net sales increased $23,336,000 (16.1%) and $7,598,000 (14.5%), respectively, for the nine and three months ended October 31, 1998, as compared to an increase of $12,033,000 (9.1%) and $6,023,000 (13.0%) for the
nine and three months ended October 31, 1997. The increase during the nine months ended October 31, 1998 and 1997 and for the three months ended October 31, 1998 and 1997 is primarily the result of increased sales in the apparel business and, to a lesser extent, an increase in the number of book stores.

         The change in net sales, cost of sales, selling and administrative expense and net income are more fully described in the sections on "Apparel Business" and "Book Business" that follow.

         Other income, principally interest, increased $706,000 (46.3%) and $95,000 (16.6%), respectively, for the nine and three months ended October 31, 1998 as compared to a (decrease) of ($105,000) (6.5%) and an increase of $172,000 (42.7%), respectively, for the nine and three months ended October 31, 1997. Interest income is offset by losses on the disposition of fixed assets. The increase during the nine and three months ended October 31, 1998 is primarily the result of earnings on higher cash balances. The decrease for the nine months ended October 31, 1997 is primarily attributable to an increase in the losses incurred on the disposition of fixed assets.

         Income before income taxes increased $9,275,000 (889.2%) and $2,384,000 (164.7%), respectively, for the nine and three months ended October 31, 1998 as compared to an increase of $10,005,000 (111.6%) and $5,089,000 (138.9%), respectively, for the nine and three months ended October 31, 1997. The improvement for the nine and three months ended October 31, 1998 from 1997, is primarily comprised of an increase in apparel business sales and apparel business margins. The improvement for the nine and three months ended October 31, 1997 from 1996 is also attributable to an increase in apparel business sales and apparel business margins.

         Results of Operations - Apparel Business

         Net sales increased to $155,761,000 from $134,470,000, or $21,291,000
(15.8%) in the nine months ended October 31, 1998 and 1997, respectively, and increased to $134,470,000 from $125,435,000, or $9,035,000 (7.2%), in the nine months ended October 31, 1997 and 1996, respectively. Net sales increased to $55,070,000 from $48,395,000, or $6,675,000 (13.8%), in the three months ended
October 31, 1998 and 1997, respectively, and increased to $48,395,000 from $43,516,000, or $4,879,000 (11.2%) in the three months ended October 31, 1997 and 1996, respectively. The increase in net sales for the nine and three months ended October 31, 1998 and 1997 was principally attributable to a return of fashion direction in the woman's specialty apparel industry, the Company's new focus on a younger customer, and improved visual merchandising in the stores.

         The following table sets forth certain per store information.


                                                  Per Store Data(1)    Per Store Data(1)
                                                  Nine Months Ended   Three Months Ended
                                                  -----------------   ------------------
                                                     October 31,         October 31,
                                                     -----------         -----------
                                                   1998      1997       1998     1997
                                                   ----      ----       ----     ----
Stores open at end of the period                    278       275        278      275
Average number in operation during the period       278       279        278      278
Average net sales per store (in thousands)        $ 560      $482       $198     $174
Average operating income (loss) per store
(in thousands)                                    $  25    ($   5)      $  9     $  2
Comparable Store Sales(2)-Percent Change           12.3%     11.7%      10.0%    11.0%


         Cost of sales, including buying and occupancy costs, increased to $115,191,000 from $104,911,000, or $10,280,000 (9.8%) in the nine months ended
October 31, 1998 and 1997, respectively, and decreased to $104,911,000 from $105,939,000, or ($1,028,000) (1.0%), in the nine months ended October 31, 1997
and

-----------------------
  (1) Includes Tops 'N Bottoms stores

  (2) Comparable store sales include stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

  1996, respectively. Cost of sales, including buying and occupancy costs, increased to $40,997,000 from $37,419,000, or $3,578,000 (9.6%), in the three months ended October 31, 1998 and 1997, respectively, and increased to $37,419,000 from $36,951,000, or $468,000 (1.3%), in the three months ended
October 31, 1997 and 1996, respectively. The increase in cost of sales, including buying and occupancy costs in the nine and three months ended October 31, 1998 was principally due to the increase in net sales during the period, offset by the result of selling merchandise at higher margins. The (decrease) in cost of sales, including buying and occupancy costs, in the nine months ended October 31, 1997 was primarily the result of selling merchandise at higher margins, partially offset by the increase in net sales during the period. As a percentage of net sales, cost of sales, including buying and occupancy costs, were 74.0% and 78.0% in the nine months ended October 31, 1998 and 1997, respectively, and 74.4% and 77.3% in the three months ended October 31, 1998 and 1997, respectively. As a percentage of net sales, buying and occupancy costs were 17.3% and 18.5% in the nine months ended October 31, 1998 and 1997, respectively, and 16.1% and 17.2% in the three months ended October 31, 1998 and 1997.

         Selling and administrative expenses increased to $31,269,000 from $28,058,000, or $3,211,000 (11.4%), in the nine months ended October 31, 1998 and 1997, respectively, and (decreased) to $28,058,000 from $28,475,000, or ($418,000) (1.5%), in the nine months ended October 31, 1997 and 1996, respectively. Selling and administrative expenses increased to $10,765,000 from $9,486,000, or $1,279,000 (13.5%), in the three months ended October 31, 1998 and 1997, respectively, and (decreased) to $9,486,000 from $10,148,000, or ($661,000) (0.7%), in the three months ended October 31, 1997 and 1996, respectively. The increase in selling and administrative expenses for the nine and three months ended October 31, 1998 was mainly due to an increase in store operating cost. The (decrease) in selling and administrative expenses for the nine months ended October 31, 1997 was primarily due to a one-time cost of $560,000 for the termination of the Company's private label credit card program, in the prior year, offset by increased insurance costs. As a percentage of net sales, selling and administrative expenses were 20.1% and 20.9% in the nine months ended October 31, 1998 and 1997, respectively, and 19.5% and 19.6% in the three months ended October 31, 1998 and 1997, respectively.

         Depreciation expenses decreased ($466,000) and ($192,000) in the nine and three months ended October 31, 1998, respectively. Depreciation expenses increased $512,000 and $203,000 in the nine and three months ended October 31, 1997, respectively. The decrease for the nine and three months ended October 31, 1998, is principally attributable to a reduction in the number of stores to be closed and the write-offs associated with them. The increase for the nine and three months ended October 31, 1997 is principally attributable to the accelerated write-off of leasehold improvements.

         Operating income increased to $6,861,000 from an operating (loss) of ($1,404,000), or $8,265,000, in the nine months ended October 31, 1998 and 1997, respectively, and the operating (loss) decreased to ($1,404,000) from ($11,373,000), or $9,969,000, in the nine months ended October 31, 1997 and 1996, respectively. The operating income increased to $2,531,000 from $484,000, or $2,047,000 (422.9%), in the three months ended October 31, 1998 and 1997, respectively and the operating income increased to $484,000 from an operating
(loss) of ($4,386,000), or $4,870,000, in the three months ended October 31, 1997 and 1996, respectively. As a percentage of net sales, the operating income
(loss) was 4.4% and (1.0%) in the nine months ended October 31, 1998 and 1997, respectively, and 4.6% and 1.0% in the three months ended October 31, 1998 and 1997, respectively. The increase in the operating income for the nine and three months ended October 31, 1998 was primarily attributed to an increase in sales and an increase in margins, partially offset by an increase in selling and administrative expenses. The decrease in the operating loss for the nine months ended October 31, 1997 was primarily attributed to an increase in net sales and an increase in margins. During the nine months ended October 31, 1997 the Company decreased the number of "Plus Size" selling units by almost 50%. This reduction did not result in a proportionate reduction in sales and did result in an improvement in "Plus Size" margins.

         Results of Operations - Book Business

         Net sales increased to $12,493,000 from $10,448,000, or $2,045,000
(19.6%), in the nine months ended October 31, 1998 and 1997, respectively, and increased to $10,448,000 from $7,450,000, or

$2,998,000 (40.2%), in the nine months ended October 31, 1997 and 1996, respectively. Net sales increased to $4,937,000 from $4,015,000, or $922,000 (23.0%), in the three months ended October 31, 1998 and 1997, respectively, and increased to $4,015,000 from $2,871,000, or $1,144,000 (39.8%), in the three months ended October 31, 1997 and 1996, respectively. The increase in net sales in the nine and three months ended October 31, 1998 resulted primarily from the addition of two resort stores and one warehouse store. The increase in net sales in the nine and three months ended October 31, 1997 resulted primarily from the addition of two warehouse stores and the increase in size of a resort store.

         The following table sets forth certain per store information.

                                                               Per Store Data         Per Store Data
                                                              Nine Months Ended      Three Months Ended
                                                              -----------------      ------------------
                                                                 October 31,             October 31,
                                                                 -----------             -----------
                                                              1998         1997        1998       1997
                                                              ----         ----        ----       ----
Stores open at end of the period-Resort Stores                  12            10         12         10
Average number in operation during the period                   12            10         11         10
Average net sales per Resort store (in thousands)           $  376        $  356       $201       $175

Stores open at end of the period-Warehouse Stores                6             5          6          5
Average number in operation during the period                    6             5          6          5
Average net sales per Warehouse store (in thousands)        $1,304        $1,361       $448       $445

Comparable Store Sales(3)-Percent Change                      ---            3.3%      ---         3.3%

         Cost of sales, including buying and occupancy costs, increased to $8,702,000 from $7,367,000, or $1,335,000 (18.1%), in the nine months ended
October 31, 1998 and 1997, respectively, and increased to $7,367,000 from $5,015,000, or $2,352,000 (46.9%), in the nine months ended October 31, 1997 and
1996, respectively. Cost of sales, including buying and occupancy costs, increased to $3,398,000 from $2,833,000, or $565,000 (19.9%), in the three months ended October 31, 1998 and 1997, respectively, and increased to $2,833,000 from $1,933,000, or $900,000 (46.6%) in the three months ended
October 31, 1997 and 1996, respectively. As a percentage of net sales, cost of sales, including buying and occupancy costs were 69.6% and 70.5% in the nine months ended October 31, 1998 and 1997, respectively, and 68.8% and 70.6% in the three months ended October 31, 1998 and 1997. The increase in cost of sales, including buying and occupancy costs, in the nine and three months ended October 31, 1998 and 1997 is primarily the result of increased sales. As a percentage of net sales, buying and occupancy costs were 15.5% and 16.1% in the nine months ended October 31, 1998 and 1997, respectively, and 14.5% and 16.3% in the three months ended October 31, 1998 and 1997, respectively.

         Selling and administrative expenses increased to $2,316,000 from $1,945,000, or $371,000 (19.1%), in the nine months ended October 31, 1998 and
1997, respectively, and increased to $1,945,000 from $1,413,000, or $533,000
(37.7%), in the nine months ended October 31, 1997 and 1996, respectively. Selling and administrative expenses increased to $822,000 from $712,000, or $110,000 (15.4%), in the three months ended October 31, 1998 and 1997, respectively, and increased to $712,000 from $515,000, or $197,000 (38.3%), in the three months ended October 31, 1997 and 1996, respectively. The increase in the nine and



--------------------
(3) Comparable store sales include stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operations.

three months ended October 31, 1998 and 1997 is primarily the result of additional stores. As a percentage of net sales, selling and administrative expenses were 18.5% and 18.6% in the nine months ended October 31, 1998 and 1997, respectively, and 16.6% and 17.8% in the three months ended October 31, 1998 and 1997, respectively.

         Depreciation expense increased $33,000 and $4,000, in the nine months and three months ended October 31,1998, respectively.

         Operating income increased to $1,145,000 from $839,000, or $306,000 (36.5%), in the nine months ended October 31, 1998 and 1997, respectively, and increased to $839,000 from $794,000, or $45,000 (5.7%), in the nine months ended October 31, 1997 and 1996, respectively. Operating income increased to $605,000 from $361,000, or $244,000 (67.6%), in the three months ended October 31, 1998 and 1997, respectively, and increased to $361,000 from $347,000, or $14,000 (4.1%), in the three months ended October 31, 1997 and 1996, respectively. The changes in operating income for the nine and three months ended October 31, 1998 and 1997 are primarily the result of the factors described above. As a percentage of net sales, operating income was 9.2% and 8.0% in the nine months ended October 31, 1998 and 1997, respectively, and 12.3% and 9.0% in the three months ended October 31, 1998 and 1997, respectively.

Liquidity and Capital Resources

         During the three and nine months ended October 31, 1998 and 1997, the Company funded internally all of its operating needs, including capital expenditures for the opening of new apparel and book stores and for the remodeling of existing apparel and book stores. Total cash provided by operating activities for the nine months ended October 31, 1998 and 1997 was $4,542,000 and $3,749,000, respectively. For the nine months ended October 31, 1998, cash provided by operations was the result of the net income, increases in trade accounts payable and non-cash charges for depreciation and amortization, partially offset by the deferred income tax benefit, the decrease in income taxes payable and an increase in merchandise inventories. For the nine months ended October 31, 1997, cash provided by operations was the result of the net income, a decrease in prepaid expenses and other, and increase in accrued expenses, and non-cash charges for depreciation and amortization, partially offset by an increase in merchandise inventories. The inventory turn-over rate for the apparel business was approximately 2.4 times during the nine months ended October 31, 1998 and 2.2 times during the nine months ended October 31, 1997. The inventory turn-over rate for the book business was approximately 1.0 times during the nine months ended October 31, 1998 and 1.1 times during the nine months ended October 31, 1997.

         Net cash used in investing activities was $2,809,000 and $1,396,000 for the nine months ended October 31, 1998 and 1997, respectively. The increase in net cash used in investing activities was principally due to the remodeling of existing stores and the opening of new stores.

         Net cash used in financing activities was $1,809,000 and $2,115,000 for the nine months ended October 31, 1998 and 1997, respectively. For the nine months ended October 31, 1998, these funds were principally used for the payment of dividends on preferred and common stock and other investing activities, partially offset by the proceeds from incentive stock options exercised. For the nine months ended October 31, 1997, these funds were principally used for the payment of dividends on preferred and common stock.

         As of October 31, 1998, the Company had cash and cash equivalents of $57,836,000 compared with $45,089,000 at October 31, 1997. In February 1998, the
Company purchased nine stores from Petrie Retail, Inc. and subsidiaries, for $720,000. These locations were made available as a result of Petrie's ongoing bankruptcy proceedings. The stores are located in regional malls and were opened during the quarter ended April 30, 1998. At the end of the first quarter of fiscal 1998, the Company reduced the size of the plus sized operation by approximately 50%.
                                      -10-

         The Company's intention is to expand the book store business. Opening a warehouse book store is capital intensive, because of the leasehold improvements and initial inventory required. It is anticipated that the funds to finance expansion will come from the cash and cash equivalents on hand. As of the balance sheet date, there were no commitments for the opening of any additional warehouse or resort stores. Other than these items, there are no known trends or commitments, events or other uncertainties that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. The Company believes that internally generated funds will be sufficient to meet its anticipated capital expenditures, which are not expected to be material, and current operating needs.

YEAR 2000 READINESS DISCLOSURE

         The operation of the Company's business is dependent, in part, on its computer software programs and operating systems (collectively, "Programs and Systems"). The Programs and Systems are used in several key areas of the Company's business, including merchandising, inventory management, pricing, sales, distribution, financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential Year 2000 compliance issues. These actions are necessary to ensure that the Programs and Systems will recognize and process in the Year 2000 and beyond. It is anticipated that remediation of some of the Company's Programs and Systems and replacement of some of the Company's Programs and Systems will be necessary to make such Programs and Systems Year 2000 compliant. As part of its evaluation the Company looked at both Information Technology ("IT") and non-"IT" systems. The Company has concluded that non-"IT" systems are not significant to the ongoing operation of its business. Although the Company is not currently aware of material Year 2000 compliance issues relating to systems of other companies with which the Company does business, there is no assurance that the Company will not be materially adversely affected by such issues affecting the systems of such other companies. The Company has not developed contingency plans. Development of such plans will be considered if the Company believes that its replacement/remediation efforts may not be completed on a timely basis.

         The status of the Company's progress toward becoming Year 2000 compliant is as follows:

                              Estimated       Estimated     Approximate Amount  Estimated Completion
System                       % Complete       Total Cost     Expended to Date      Quarter Ending
------                       ----------       ----------     ----------------     ------------------
Financial                        85%           $530,000         $315,000             January, 1999
P.C. & Mainframe
  including operating
  systems                        75%           $200,000         $155,000             July, 1999
Merchandising/
Distribution/
Warehousing                      50%           $155,000         $  35,000            July, 1999
                                               ========         =========
                                               $885,000         $505,000

         These projects will be paid from internally generated funds. Based on present information, the Company believes that it will be able to achieve such Year 2000 compliance through the remediation of some Programs and Systems and through the replacement of some Programs and Systems. However, no assurance can be given that these efforts will be successful, or that the Company will not be materially adversely affected by any failures of these remediation and replacement projects.

SEASONAL NATURE OF OPERATIONS

The following table shows the Company's net sales and net earnings per quarter for the fiscal year ended January 31, 1998 on an unaudited basis.

                         Net Sales                Net Income(Loss)
                      ------------------------------------------------------
                         Amount         %            Amount          %
                         ------         -            ------          -
                                     (Dollars in Thousands)
                                      ----------------------

     1st Quarter       $ 43,929        21.4%       ($ 1,530)     ( 23.0%)
     2nd Quarter         48,580        23.7%          1,256        18.9%
     3rd Quarter         52,409        25.6%            978        14.7%
     4th Quarter         60,148        29.3%          5,933        89.4%
                       --------      ------        --------      ------

       TOTAL           $205,066       100.0%        $ 6,637       100.0%
                       ========      ======        ========      ======

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

Item 5.           NOT APPLICABLE


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits

                           Exhibit No.   Description of Document

                           10-14.4 Agreement of Settlement and General Release dated May 5, 1998 between Jack
                                         A. Rounick and Stuart Savett, Trustees
                                         under the Rounick Family Irrevocable
                                         Insurance Trust dated October 27, 1986
                                         and the Manufacturers Life Insurance
                                         Company.

                           10-14.5 Amended and Restated Split Dollar Insurance Agreement dated July 31, 1998 between the Company and Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986

                           10-14.6 Amended and Restated Collateral Assignment dated July 31, 1998 from Jack. A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986, as assignor, and the Company, as assignee.

                           10-15.4 Agreement of Settlement and General Release dated May 5, 1998 between Barry
                                         H. Frank and Robert Shein, Trustees
                                         under the Weiner Family Irrevocable
                                         Insurance Trust dated October 27, 1986
                                         and the Manufacturers Life Insurance
                                         Company.

                           10-15.5 Amended and Restated Split Dollar Insurance Agreement dated July 31, 1998 between the Company and Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986

                           10-15.6 Amended and Restated Collateral Assignment dated July 31, 1998 from Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986, as assignor, and the Company, as assignee.


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






                                              DEB SHOPS, INC.





DATE:  December 14, 1998                      By  /s/ Marvin Rounick
                                                  -----------------------------
                                                      Marvin Rounick
                                                      President







DATE:  December 14, 1998                      By  /s/ Lewis Lyons
                                                  -----------------------------
                                                      Lewis Lyons
                                                      Vice President, Finance
                                                      Chief Financial Officer