Form 10-K
period 1999-01-31
DEB SHOPS INC
filed 1999-04-29
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
(Mark One)

(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended         January 31, 1999
                                     ----------------------------

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    -----------------

         Commission File Number                        0-12188
                                   -------------------------------------------


                                 DEB SHOPS, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

                  9401 Blue Grass Road, Philadelphia, PA 19114
                  --------------------------------------------
             (Address of principal executive offices and zip code)

                Pennsylvania                           23-1913593
                ------------                           ----------
          (State of Incorporation)          (IRS Employer Identification No.)

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

                                   Yes  X       No
                                       ---        ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of March 31, 1999, 13,198,880 shares of the Company's Common Stock, par value $.01 per share, were outstanding. The aggregate market value (based upon the closing price on March 31, 1999) held by non-affiliates was approximately $41,645,475.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Registrant's Definitive Proxy Statement to be filed within 120 days after the end of the fiscal year in connection with the Annual Meeting to be held on May 19, 1999 - incorporated in Part III.

Forward-Looking Statements

         The Company has made in this report, and from time to time may otherwise make, "forward-looking statements" (as that term is defined under federal securities laws) concerning the Company's future operations, performance, profitability, revenues, expenses and financial condition. This report includes, in particular, forward-looking statements regarding store openings and closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company's ability to improve margins, respond to changes in fashion, retain key management personnel and achieve Year 2000 compliance. Such factors may also include other risks and uncertainties detailed in the Company's other filings with the Securities and Exchange Commission.

                                     PART 1

Item 1.  Business
-------  --------

General

         Deb Shops, Inc. (the "Company") operates 264 women's specialty apparel retail stores ("DEB") offering moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. DEB merchandise consists of clothing and accessories appealing primarily to the fashion-conscious junior and plus sized female consumers between the ages of 13 and 18. In addition to 254 stores operating under the name "DEB" the Company operates six plus size stores under the name "DEB PLUS" and four outlet stores under the name "CSO." The outlet stores offer the same merchandise as DEB and DEB PLUS at reduced prices and serve as clearance stores for slow-moving inventory. Fifty of the DEB stores contain plus size departments.

         The Company operates an additional nine apparel retail stores under the name Tops 'N Bottoms. Tops 'N Bottoms sells moderately priced men's and women's apparel. Eighteen of the DEB stores contain Tops 'N Bottoms departments.

         The Company also operates 18 retail book stores trading as "Atlantic Book Warehouse" and "Atlantic Book Shops." The Company operates 12 locations as "Atlantic Book Shops," which are small, limited selection book stores, generally open seasonally in Delaware, Maryland, New Jersey and Pennsylvania resort towns. The Company also operates six "Atlantic Book Warehouses" which carry a full line of best sellers, new titles and magazines in addition to remainder books. The Atlantic Book Warehouse stores are located in Delaware, Maryland, Minnesota, New Jersey and Pennsylvania.

Merchandising and Marketing

         DEB specializes in junior-sized merchandise and offers an extensive selection of colors and styles. The merchandise is attractively presented in groups coordinated by color and style to assist customers in locating items of their choice and creating outfits of their own.

         The DEB PLUS division caters to the plus size customer between the ages of 13 to 18. The merchandise is young looking and the fit is adjusted to the plus size customer. Prices are affordable and very competitive.

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

         The Company experiences the normal seasonal pattern of the retail apparel industry with its peak sales occurring during the Christmas, Back-to-School and Easter periods. To keep merchandise fresh and fashionable, slow-moving merchandise is marked down throughout the year. End-of-season sales are conducted twice per year (in the second and fourth quarters), in keeping with the Company's policy of carrying a minimal amount of seasonal merchandise over from one year to another. At the end of the season, any unsold, merchandise is transferred to the Company's CSO stores.

Stores

         During the fiscal year ended January 31, 1999, the Company opened 17 stores (while closing 12 stores). The Company also converted one DEB store to a DEB PLUS store. The Company also closed one Tops `N Bottoms store and opened one Tops `N Bottoms department. At the present time, the Company currently plans to open 15 new stores in fiscal 2000. The current plans include the opening of three Plus departments in the new stores. The Company is currently scheduled to close two stores in the first half of fiscal 2000. The Company plans to continue to evaluate carefully the profitability of individual stores and close those stores that it believes cannot become profitable or maintain profitability.

         The following table shows apparel store openings and closings for the last five fiscal years.

                                                                  Year Ended January 31,
                                                                  ----------------------

                                            1999           1998           1997           1996           1995
                                            ----           ----           ----           ----           ----
Open at beginning of fiscal year .........   269            285            308            341            368
Opened during fiscal year ................    17              5              2              1              8
Closed during fiscal year ................   (13)           (21)           (25)           (34)           (35)
                                            ----           ----           ----           ----           ----

Open at end of fiscal year ...............   273            269            285            308            341
                                            ====           ====           ====           ====           ====

         The following table shows the states in which the Company's 273 existing apparel stores are located.

         New England                        East                         Midwest

         Connecticut          2             Delaware            1        Illinois          17
         Maine                4             Maryland            8        Indiana            9
         Massachusetts        9             New Jersey         12        Iowa               3
         Rhode Island         1             New York           32        Kansas             3
                            ---
                             16             Pennsylvania       41        Kentucky           3
                                            Virginia           12        Michigan          20
                                            West Virginia       6        Minnesota          7
                                                              ---
                                                              112        Missouri           7
                                                                         Nebraska           1
                                                                         North Dakota       2
                                                                         Ohio              23
                                                                         South Dakota       1
                                                                         Wisconsin         12
                                                                                         ----
                                                                                          108
         South                              West

         Georgia            1               California         2
         North Carolina     1               Colorado           3
         Tennessee          4               Idaho              2
                         ----
                            6               New Mexico         3
                                            Oklahoma           3
                                            Oregon             6
                                            Texas              6
                                            Utah               3
                                            Washington         3
                                                             ---
                                                              31

         DEB stores, which average 6,000 square feet, are located primarily in enclosed regional malls and selected strip shopping centers. DEB stores with Tops 'N Bottoms or DEB PLUS departments average 8,700 square feet and are located primarily in enclosed regional malls. Tops 'N Bottoms stores are all located in enclosed regional malls and range in size from 2,300 to 3,400 square feet. New stores are opened in existing malls, existing mall expansions, new malls and occasionally strip shopping centers (although the Company generally is not currently seeking strip shopping center locations). Factors considered in opening new stores include the availability of suitable locations and satisfactory lease terms, both of which are considered essential to successful operations. Key considerations in selecting sites for new stores include the geographic location of the center, the demographics of the surrounding area, the principal specialty and "anchor" stores within the center, expected customer traffic within the center, and the location of the Company's store within the center itself.

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

         The responsibility for managing the Company's stores rests with the Director of Store Operations and a staff of thirty-four employees consisting of an Assistant Director of Store Operations and Regional and District Managers. A Regional Manager is responsible for an average of six districts. A District Manager is responsible for an average of ten stores, each of which is staffed by a Store Manager and two Assistant Store Managers. The District and Regional Managers visit the stores regularly to review merchandise levels, content and presentation, staff training and other personnel issues, store security and cleanliness and adherence to standard operating procedures.

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

         At January 31, 1999, the Company had approximately 3,000 employees, 65% of whom were employed on a part-time basis. The Company has a collective bargaining agreement with the United Paperworkers International Union, Philadelphia Local 286 (UPIU) which expires on December 31, 2001. The UPIU represents the Company's warehouse employees. The collective bargaining agreement covers approximately 85 employees. The Company considers its employee relations to be good.

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

Atlantic Books

         The Atlantic Book chain, which was acquired on October 20, 1995 now consists of 18 stores including six full-service warehouse stores located in Delaware, Maryland, Minnesota, New Jersey and Pennsylvania. Atlantic Books emphasizes convenience, selection and value. The Company considers the warehouse format to be positioned to capitalize on today's consumers' demands for these features. Atlantic Book's main concentration is in bargain books that are sold at significant discounts from publishers' original retail prices. Atlantic also offers an extensive selection of best sellers and other hard cover and paperback books and magazines. Each warehouse store is conducive to browsing and shopping; including the availability of super market-style shopping carts for the customer who wants to purchase multiple selections.

         Atlantic Books competes with both national super-store chains as well as local book stores. Atlantic Books offers selections similar to the national super-stores, in a no-frills atmosphere and at larger discounts.

         The chain trades as Atlantic Book Shops and Atlantic Book Warehouse. The 12 non-warehouse stores are located in resort areas in Delaware, Maryland, New Jersey and Pennsylvania. These resort stores range in size from 1,000 to 4,600 square feet. The warehouse stores range in size from 12,000 to 26,000 square feet. The warehouse store in Montgomeryville, PA includes the offices for the chain.

         The resort stores sell primarily remainder books and some new titles. The warehouse stores carry a full line of best sellers, new titles, and magazines in addition to the remainder books.

         The Company intends to expand the book chain principally through the addition of warehouse stores and the addition of resort stores when appropriate. The current focus is on stand alone sites and strip shopping centers for the new stores. Where appropriate, mall locations will also be considered. There are current plans for opening of one warehouse book store.

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

         The following table shows the earliest years that executed apparel store leases, existing at January 31, 1999, can be terminated. In many cases the Company has renewal options.

          Calendar Years                             Number of Leases Expiring
          --------------                             -------------------------

           1999 - 2000...........................                78
           2001 - 2002...........................                62
           2003 - 2004...........................                67
           2005 - 2006...........................                19
           2007 - 2008...........................                23
           2009 - 2010...........................                17
           2011 and thereafter...............                     7
                                                              -----
                           Total..............                  273
                                                              =====

         The Company leases its warehouse, distribution and office space, aggregating 280,000 square feet, pursuant to a twenty-year lease which commenced June 15, 1982. On January 3, 1999, the lease was amended to extend the term for an additional five years. This facility is a modern, one story industrial building situated on approximately 20 acres in the northeast section of Philadelphia, Pennsylvania. See Item 13. Certain Relationships and Related Transactions.

         With respect to the locations of present stores, see Item 1. Business - Stores.

Item 3.  Legal Proceedings
-------  -----------------

         The Company is subject to legal proceedings, employment issues and claims that arise in the ordinary course of its business. Management, after consultation with outside legal counsel, does not believe that the ultimate disposition of such proceedings will have a materially adverse effect on the Company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

         Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 1999.

         The executive officers of the Company, each of whom serves at the discretion of the Board of Directors, are as follows:

Name              Age    Position with Company                                            Officer Since
----              ---    ---------------------                                            -------------
Marvin Rounick    59     Director, President and Chief Executive Officer                       1973
Warren Weiner     55     Director, Executive Vice President, Secretary and Treasurer           1973
Allan Laufgraben  60     Senior Vice President, Merchandising                                  1995
Barry Vesotsky    53     Vice President, Merchandising                                         1981
Stanley A. Uhr    53     Vice President, Real Estate and Corporate Counsel                     1988
Lewis Lyons       45     Vice President, Finance, Chief Financial Officer and
                         Assistant Secretary                                                   1992
Stephen P. Smith  39     Vice President - Information Systems                                  1998
Joan M. Nolan     46     Controller                                                            1998

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

         Allan Laufgraben has been employed by the Company since December 1995, as Senior Vice President, Merchandising. For more than five years, prior to joining the Company he was with Petrie Stores Corporation as Executive Vice President and with Petrie Retail, Inc. as President and Chief Executive Officer. Petrie Retail, Inc. filed a petition under the federal backruptcy laws on October 12, 1995.

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

         Stephen P. Smith has been employed by the Company since 1985. From 1985 to 1994 as a programmer and systems analyst; from 1994 to 1995 as Manager Information Systems; from 1995 to 1998 as Director - Information Systems and from May 27, 1998 as Vice President - Information Systems.

         Joan M. Nolan has been employed by the Company since November 2, 1998 as Controller. From July, 1997 to July, 1998 she was an accounting manager with Innovest Group, Inc., and from May 1975 to July, 1996 she was Assistant to the Treasurer for Strawbridge & Clothier.


                                    -PART II
                                    --------

Item 5.  Market for the Registrant's Common
         Stock and Related Stockholder Matters
         -------------------------------------

Market Information

         The Company's Common Stock is traded on the NASDAQ National Market under the symbol: DEBS.

         The following table sets forth quarterly high and low sales prices for the two most recent fiscal years.

1999                                                  High           Low
----                                                  ----           ---

First Quarter                                        $8.750        $5.875
Second Quarter                                       11.000         7.000
Third Quarter                                        10.000         6.750
Fourth Quarter                                       15.750         8.375


1998                                                  High           Low
----                                                  ----           ---

First Quarter                                        $5.375        $4.000
Second Quarter                                        4.625         3.625
Third Quarter                                         6.000         3.500
Fourth Quarter                                        6.875         5.250

Holders

         As of March 31, 1999, there were 306 record holders and approximately 1,300 beneficial holders of the Company's Common Stock.

Dividends

         The Company paid regular quarterly dividends for each of the two most recent fiscal years. During this time period, the per-share amount of these dividends on Common Stock was $.05 for each such fiscal quarter. The Company currently intends to follow a policy of regular quarterly cash dividends, subject to earnings, capital requirements and the operating and financial condition of the Company, among other factors.

Item 6.  Selected Financial Data
-------  -----------------------

         The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                        Deb Shops, Inc. and Subsidiaries
                        Consolidated Financial Highlights

                                                                                   Year Ended January 31,
                                                        ------------------------------------------------------------------------
(in thousands, except per share and ratio data)             1999            1998           1997            1996           1995
----------------------------------------------          ---------        ---------       --------        --------       --------
Net Sales                                                $234,724         $205,066       $187,493        $176,733       $202,938
Cost of Sales, Including Buying and
     Occupancy Costs                                      164,014          152,343        151,770         142,347        162,000
Income (Loss) before Income Taxes                          24,296           10,237         (5,655)         (6,224)        (4,619)
Net Income (Loss)                                          15,496            6,637         (3,855)         (4,224)        (2,719)
Net Income (Loss) as a Percent of Net Sales                   6.6%            3.2%          (2.1%)          (2.4%)         (1.3%)
Net Income (Loss) Per Common Share - Basic                $  1.18         $    .51       $   (.30)       $   (.33)      $   (.21)
Net Income (Loss) Per Common Share - Diluted                 1.17              .51           (.30)           (.33)          (.21)
Total Assets                                              119,026          103,495         94,531          95,597        106,202
Capital Lease Obligations                                   1,392            1,631          1,827           1,986          2,040
Shareholders' Equity                                       92,157           78,027         74,014          80,493         87,383
Book Value Per Share at Year End                             6.98             6.07           5.76            6.27           6.80
Cash Dividend Per Share of Common  Stock                      .20              .20            .20             .20            .20

Not covered by report of Independent Auditors.

Item 7.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND OPERATIONS RESULTS OF OPERATIONS

Forward-Looking Statements

         Deb Shops, Inc. (the "Company") has made in this report, and from time to time may otherwise make, "forward-looking statements" (as that term is defined under federal securities laws) concerning the Company's future operations, performance, profitability, revenues, expenses and financial condition. This report includes, in particular, forward-looking statements regarding store openings, closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company's ability to improve margins, respond to changes in fashion, find suitable retail locations, retain key management personnel and achieve Year 2000 compliance. Such factors may also include other risks and uncertainties detailed in the Company's other filings with the Securities and Exchange Commission.

Overview

         The Company operates women's specialty retail apparel stores offering popularly-priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus-sized women. The Company also operates Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

         The Company also operates Atlantic Books, a chain of retail book stores consisting of 18 locations. Six of the stores, trading as Atlantic Book Warehouse, carry a full line of best sellers, new titles and magazines in addition to remainder books. The remaining 12 stores, trading as Atlantic Book Shops, are limited selection book stores, generally open seasonally.

         Results of the Company's operations for the fiscal years ended January 31, 1999 and 1998, are presented on a consolidated and divisional basis to provide relevant information concerning the Company's retail apparel store business, which is the Company's principal line of business, and the retail book business.

Results of Operations - Consolidated

         Consolidated net sales increased $29,658,000 (14.5%) to $234,724,000 in fiscal 1999 from $205,066,000 in fiscal 1998, and increased $17,573,000 (9.4%)
in fiscal 1998 over fiscal 1997. The increases in fiscal 1999 and 1998 were primarily the result of increased comparable store sales in the apparel division and, to a lesser extent, increased sales in the book division.

         The changes in net sales, cost of sales, selling and administrative expenses and net income (loss) are more fully described in the sections on "Apparel Business" and "Book Business" that follow.

           Other income, principally interest, increased $889,000 (42.4%) to $2,984,000 in fiscal 1999 from $2,095,000 in fiscal 1998, and increased $39,000
(1.9%) in fiscal 1998 over fiscal 1997. Other income is offset by losses on disposition of fixed assets. The increase in fiscal 1999 is the result of earnings on higher cash balances and decreased write-offs from the disposition of fixed assets. The increase in fiscal 1998 is the result of earnings on higher cash balances offset by increased write-offs from the disposition of fixed assets.

         Income before income taxes increased $14,059,000 (137.3%) to $24,296,000 in fiscal 1999 from $10,237,000 in fiscal 1998, and increased $15,892,000 (281.0%) in fiscal 1998 over fiscal 1997. The improvement from fiscal 1998 to fiscal 1999 is comprised of an increase in the operating results of the apparel business and to a lesser extent by the increase in the operating results of the book business. The effective income tax provision (benefit) rate was 36.2% for fiscal 1999, 35.2% for fiscal 1998 and (31.8%) for fiscal 1997. The effective income tax provision rates for fiscal 1999 and fiscal 1998 are greater than the statutory rate, primarily as the result of state income tax expense. The effective tax (benefit) rate for fiscal 1997 is lower than the statutory rate primarily as the result of the loss incurred and state income tax expense.

Results of Operations - Apparel Business

         Net sales increased $27,106,000 (14.2%) to $217,595,000 in fiscal 1999 from $190,489,000 in fiscal 1998, and increased $14,073,000 (8.0%) in fiscal
1998 over fiscal 1997. The increase in fiscal 1999 resulted primarily from increased customer acceptance of the Company's products, which is attributed to the Company's continual refining of its focus on its younger customers, in addition to continuing efforts to improve visual merchandising. The increase in fiscal 1998 was principally attributable to a return of fashion direction in the women's specialty apparel industry, the Company's new focus on younger customers, and improved visual merchandising in the stores. These improvements are evidenced by increases in comparable store sales of 10.1% in fiscal 1999 and 12.6% in fiscal 1998. Management continues to adjust the product mix, pricing and visual merchandising to further stimulate sales.

         During fiscal 1997 the Company introduced plus sizes into approximately one-third of the chain. Plus sizes generated sales of approximately $17,155,000 in fiscal 1999, $13,700,000 in fiscal 1998 and $15,000,000 in fiscal 1997. This strategy offers a larger assortment of merchandise to an expanded customer base in an effort to increase sales per store. During fiscal 1998 the Company reduced the number of stores carrying plus sizes by approximately 50% in order to focus on the appropriate markets and improve the profitability of the plus size business.

         The following table sets forth certain per store information:

                                                                                   Per Store Data(1)
                                                                                Year Ended January 31,
                                                                      -------------------------------------------
                                                                      1999                1998               1997
                                                                      ----                ----               ----
Stores open at end of the year                                         273                 269                285
Average number in operation during the year                            278                 277                299
Average net sales per store (in thousands)                            $783                $688               $590
Average operating income (loss) per store (in thousands)              $ 74                $ 27              ($ 30)
Comparable store sales(2) - Percent change                            10.1%               12.6%               9.5%

--------------
(1) Includes Tops 'N Bottoms stores
(2) Comparable store sales includes stores opened for both periods, in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         Cost of sales, including buying and occupancy costs, increased $9,981,000 (7.0%) to $152,185,000 in fiscal 1999 from $142,204,000 in fiscal
1998, and decreased ($2,071,000) (1.4%) in fiscal 1998 over fiscal 1997. The fiscal 1999 increase in cost of sales, including buying and occupancy costs, is principally due to the increase in net sales partially offset by increasing margins. The fiscal 1998 decrease in cost of sales, including buying and occupancy costs, is principally due to the increase in margins related to the increasing acceptance of the Company's merchandise by the Company's target customer. As a percentage of net sales, these costs were 69.9% for fiscal 1999, 74.7% for fiscal 1998 and 81.8% for fiscal 1997. For fiscal 1999, the decreased cost of sales percentage is a result of increased net sales and increased margins. For fiscal 1998, the decreased cost of sales percentage is principally a result of increased margins due to the increasing acceptance of our merchandise by our target customer. Buying and occupancy costs were 16.6%, 17.3% and 19.5% of net sales for the fiscal years 1999, 1998 and 1997, respectively. The percentage decrease in fiscal 1999 as compared to fiscal 1998, and in fiscal 1998 as compared to fiscal 1997, is principally a result of increased sales during these years and the favorable effect of closing under-performing stores during fiscal 1998 and fiscal 1997.

         Selling and administrative expenses increased $4,483,000 (12.1%) to $41,647,000 in fiscal 1999 from $37,164,000 in fiscal 1998, and decreased ($259,000) (0.7%) in fiscal 1998 over fiscal 1997. The increase in these expenses for fiscal 1999 is mainly due to increased costs of personnel and benefits, partially resulting from an increase in the number of stores and an increase in average sales per store. The decrease in these expenses for fiscal 1998 is mainly due to cost controls and the reduction in the number of stores. As a percentage of net sales, these expenses were 19.1%, 19.5% and 21.2% during fiscal 1999, 1998 and 1997, respectively.

         Depreciation expense decreased ($449,000) to $3,311,000 in fiscal 1999 from $3,760,000 in fiscal 1998, and increased $591,000 in fiscal 1998 over fiscal 1997. The decrease from fiscal 1998 to fiscal 1999 is principally attributable to an increase in the amount of fully depreciated assets. The increase from fiscal 1997 to fiscal 1998 is principally attributable to the accelerated write-off of leasehold improvements.

         Operating income increased $13,091,000 (177.8%) to $20,452,000 in fiscal 1999 from $7,361,000 in fiscal 1998, and increased $15,811,000 (187.1%)
in fiscal 1998 over fiscal 1997. As a percentage of net sales, operating income was 9.4% in fiscal 1999 and 3.9% in fiscal 1998, and the operating (loss) was (4.8%) in fiscal 1997. In fiscal 1999 and fiscal 1998, the increases in operating income are primarily the result of an increase in margins as discussed above.

Results of Operations - Book Business

         Fiscal 1997 was the first full year the Company operated its book business. The book business was acquired and operated for four months during fiscal 1996.

         Net sales increased $2,552,000 (17.5%) to $17,129,000 in fiscal 1999 from $14,577,000 in fiscal 1998, and increased $3,500,000 (31.6%) in fiscal 1998 over fiscal 1997. The increase in net sales in fiscal 1999 and 1998 resulted primarily from the opening of new stores and the expansion of existing stores.

         The following table sets forth certain per store information:

                                                                        Per Store Data
                                                                    Year Ended January 31,
                                                           -----------------------------------------

                                                                1999          1998         1997
                                                                ----          ----         ----
Resort stores open at end of year                               12              11           10
Average number in operation during the year                     11              10           10
Average net sales per Resort Store (in thousands)             $458            $392         $288

Warehouse stores open at end of year                             6               6            5
Average number in operation during the year                      6               5            3
Average net sales per Warehouse Store (in thousands)        $2,015          $2,132       $2,732

Comparable store sales(1) - Percent change                    (1.5%)           1.3%          4.9%

         Cost of sales, including buying and occupancy costs, increased $1,690,000 (16.4%) to $12,009,000 in fiscal 1999 from $10,320,000 in fiscal
1998, and increased $2,824,000 (37.7%) in fiscal 1998 over fiscal 1997. The fiscal 1999 and fiscal 1998 increases in cost of sales, including buying and occupancy costs, were principally due to increases in net sales during those periods. As a percentage of net sales, these costs were 70.1%, 70.8% and 67.7% for fiscal 1999, 1998 and 1997, respectively. For fiscal 1999 the decreased cost of sales percentage resulted from increased sales and improved margins. For fiscal 1998, the increased cost of sales percentage resulted from decreased margin as a result of increased competition and changing product mix. Buying and occupancy costs were 14.5%, 14.6% and 12.9% of net sales during fiscal 1999, 1998 and 1997, respectively.

         Selling and administrative expenses increased $755,000 (23.7%) to $3,936,000 in fiscal 1999 from $3,181,000 in fiscal 1998, and increased $668,000
(26.6%) in fiscal 1998 over fiscal 1997. The fiscal 1999 and fiscal 1998 increases in selling and administrative expenses were principally due to the increase in the number of stores. As a percentage of net sales, these expenses were 23.0%, 21.8% and

--------------------------------------
(1) Comparable store sales include stores opened for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation. The "Percentage Change" for fiscal 1997 represents the comparison of the period, from the date of acquisition to January 31, 1996, with the same period in fiscal 1997.

22.7% for fiscal 1999, 1998 and 1997, respectively. For fiscal 1999 the increased selling and administrative percentage resulted from increased personnel and warehousing costs partially resulting from an increase in the number of stores, the expansion of stores and increased sales volume. For fiscal 1998 the decreased selling and administrative percentage resulted primarily from increased net sales.

         Depreciation and amortization expense increased $28,000 to $443,000 in fiscal 1999 from $415,000 in fiscal 1998 and increased $93,000 in fiscal 1998 over fiscal 1997. The increases are principally attributable to the opening of new stores and expansion of existing stores.

         Operating income increased $79,000 (12.0%) to $741,000 in fiscal 1999 from $662,000 in fiscal 1998, and decreased ($84,000) (11.3%) in fiscal 1998 from fiscal 1997. In fiscal 1999 the increase in operating income was primarily the result of increased sales and margins partially offset by increased selling and administrative expenses. In fiscal 1998 the decrease in operating income was primarily the result of decreased margins caused by increased competition, changing product mix and increased depreciation and amortization expenses due to new store openings and expansions. This decrease was partially offset by decreased selling and administrative expenses as a percentage of sales. As a percentage of net sales, operating income was 4.3%, 4.5% and 6.7% in fiscal 1999, 1998 and 1997, respectively.

Liquidity and Capital Resources - Consolidated

         As of January 31, 1999, the Company had cash and cash equivalents of $70,228,000 compared to $57,913,000 as of January 31, 1998, and $44,851,000 as
of January 31, 1997. These funds are invested principally in money market mutual funds and short-term municipal bonds, all of which are fully insured or guaranteed by letters-of-credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.

         During the past three fiscal years the Company internally funded all of its operating needs, including capital expenditures for the opening of new apparel and book stores and the remodeling of existing apparel and book stores. Total cash provided by or (used in) operating activities, for fiscal years ended January 31, 1999, 1998 and 1997, was $17,831,000, $17,904,000 and ($178,000),
respectively. For fiscal 1999, cash provided by operating activities was the result of the fiscal 1999 net income increased by non-cash charges for depreciation and amortization and changes in operating assets and liabilities, including an increase in accrued expenses and income taxes payable offset by an increase in merchandise inventories. For fiscal 1998, cash provided by operating activities was the result of the fiscal 1998 net income increased by non-cash charges for depreciation and amortization and changes in operating assets and liabilities, including an increase in trade accounts payable and income taxes payable. The inventory turn-over rate for the apparel business was approximately 3.4, 3.1 and 4.3 times for the fiscal years ended January 31, 1999, 1998 and 1997, respectively. The inventory turn-over rate for the book business was approximately 1.5, 1.3 and 1.5 times for the fiscal years ended January 31, 1999, 1998 and 1997, respectively.

         Net cash used in investing activities was $3,910,000, $2,023,000 and $3,756,000 for the fiscal years ended January 31, 1999, 1998 and 1997, respectively. During these fiscal years, these funds were principally used in the purchase of property, plant and equipment additions to open new apparel and book stores and to remodel and/or expand existing stores.

            Net cash used in financing activities was $1,606,000, $2,819,000 and $2,784,000 for the fiscal years ended January 31, 1999, 1998 and 1997, respectively. For fiscal 1999 these funds were principally used for the payment of dividends on preferred and common stock, partially offset by the proceeds from the exercise of stock options. During fiscal 1998 and 1997 these funds were principally used for the payment of dividends on preferred and common stock.

         The Company opened a "Plus Size" operation during April 1996 in approximately one-third of its stores. The Company hired a buying staff, remodeled certain locations, and purchased inventory. At the end of the first quarter of fiscal 1998, the Company reduced the size of the "Plus Size" operation by approximately 50%.

         As of June 30, 1996, the Company terminated its private label credit card program. The Company paid a termination fee of $560,000. The bank has assumed all future obligations associated with the portfolio. The Company continues to accept third-party credit cards at all of its stores.

         In February 1998, the Company purchased nine stores from Petrie Retail, Inc. and subsidiaries, for $720,000. These locations were made available as a result of Petrie's ongoing bankruptcy proceedings. The stores are located in regional malls and were opened in the first quarter of fiscal 1999.

         The Company's present intention is to expand the book store business, principally by opening additional warehouse stores. Opening a warehouse bookstore is capital-intensive because of the leasehold improvements and initial inventory required. The Company anticipates that the funds to finance this expansion will come from cash and cash equivalents on hand. During fiscal 1998, the Company opened one warehouse store, and during fiscal 1997, the Company opened two warehouse stores. One of these locations was purchased in May 1996 for approximately $2,100,000. It is not the Company's intention to purchase store locations; however, when the location and economics are suitable, such transactions will be evaluated.

         The Company believes that internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs.

YEAR 2000 READINESS DISCLOSURE

         The Year 2000 issue exists because many software programs, computer hardware, operating systems and microprocessor-based embedded controls in automated equipment use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as the year 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly or fail to operate.

         The operation of the Company's business is dependent, in part, on its computer software programs and operating systems (collectively, "Programs and Systems"). The Programs and Systems are used in several key areas of the Company's business, including merchandising, inventory management, pricing, sales, distribution, financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential Year 2000 compliance issues. These actions are necessary to ensure that the Programs and Systems will recognize dates and process information in the Year 2000 and beyond. It is anticipated that remediation of some of the Company's Programs and Systems and replacement of some of the Company's Programs and Systems will be necessary to make such Programs and Systems Year 2000 compliant. As part of its evaluation, the Company reviewed both Information Technology ("IT") and non-"IT" systems. The Company has concluded that non-"IT" systems are not significant to the ongoing operation of its business. Although the Company is not currently aware of material Year 2000 compliance issues relating to systems of other companies with which the Company does business, there is no assurance that the Company will not be materially adversely affected by such issues affecting the systems of such other companies.

         As of January 31, 1999 the status of the Company's progress toward becoming Year 2000 compliant was as follows:


                            Estimated       Estimated    Approximate Amount  Estimated Completion
System                     % Complete       Total Cost    Expended to Date   Date - Quarter Ending
------                     ----------       ----------    ----------------  ----------------------
Financial                        98%        $500,000          $475,000            April, 1999
P.C. & Mainframe
  including operating
  systems                        75%         250,000           155,000             July, 1999
Merchandising/
Distribution/
Warehousing                      50%         175,000            35,000             July, 1999
                                             -------          --------
                                            $925,000          $665,000
                                            ========          ========

         These projects will be funded from internally generated funds. The Company believes that it will be able to achieve Year 2000 compliance through the remediation of some Programs and Systems and through the replacement of other Programs and Systems. However, no assurance can be given that these efforts will be successful, or that the Company will not be materially adversely affected by any failures of these remediation and replacement projects.

         Management of the Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of its Year 2000 plan. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should the Company or its trading partners not properly complete their Year 2000 plans or become Year 2000 compliant. Such costs and any failure of compliance efforts could have a material adverse effect on the Company. The Company believes that the most likely risks of serious Year 2000 business disruption are from outside parties, such as utility companies, financial institutions, telecommunications and transportation services. In the event the Company does not properly complete its Year 2000 efforts or is affected by the disruption of outside services, the Company could be unable to conduct its business. In addition, disruptions in the economy generally resulting from Year 2000 issues could have a material adverse effect on the Company.

         The Company has not developed contingency plans. Development of such plans will be considered if the Company believes that its replacement and remediation efforts may not be completed on a timely basis or it determines that the inability of third parties to complete their Year 2000 resolution process will materially affect the Company.

Seasonal Nature of Operations

         Approximately 54% and 73% of the Company's net sales and net income, respectively, for fiscal 1999 occurred during the last six months, as compared to 55% and 104%, respectively, in the prior fiscal year. The last six months include the Back-to-School and Christmas selling seasons. See "Quarterly Financial Information (Unaudited)," and the preceding discussion on "Results of Operations."




Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------



         The required information, with respect to Market Risk, is contained in
Item 7 in the section on Liquidity and Capital Resources.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

                REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS

To the Board of Directors
of Deb Shops, Inc.

We have audited the accompanying consolidated balance sheet of Deb Shops, Inc. and subsidiaries as of January 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Deb Shops, Inc. and subsidiaries as of January 31, 1998 and for the years ended January 31, 1998 and 1997, were audited by other auditors whose report dated February 27, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deb Shops, Inc. and subsidiaries as of January 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                      ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 4, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
of Deb Shops, Inc.:

We have audited the accompanying consolidated balance sheets of Deb Shops, Inc. (a Pennsylvania corporation) and subsidiaries as of January 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides, a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deb Shops, Inc. and subsidiaries as of January 31, 1998, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

                                                          ARTHUR ANDERSEN, LLP

Philadelphia, Pennsylvania
   February 27, 1998

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Year Ended January 31,
                                                     -------------------------------------------------------------
                                                          1999                    1998                    1997
------------------------------------------------------------------------------------------------------------------
Net Sales                                             $234,723,932            $205,066,028            $187,492,861
                                                     -------------           -------------           -------------
Costs and Expenses
  Cost of sales, including buying
    and occupancy costs                                164,014,391             152,343,401             151,770,240
  Selling and administrative                            45,583,150              40,345,285              39,942,791
  Depreciation and amortization                          3,814,034               4,235,537               3,490,816
                                                     -------------           -------------           -------------
                                                       213,411,575             196,924,223             195,203,847
                                                     -------------           -------------           -------------

Operating Income (Loss)                                 21,312,357               8,141,805              (7,710,986)
Other Income, Principally Interest                       2,983,782               2,094,987               2,056,177
                                                     -------------           -------------           -------------


Income (Loss) Before Income Taxes                       24,296,139              10,236,792              (5,654,809)
Income Tax Provision (Benefit)                           8,800,000               3,600,000              (1,800,000)
                                                     -------------           -------------           --------------
Net Income (Loss)                                     $ 15,496,139            $  6,636,792           ($  3,854,809)
                                                     =============           =============           ==============

Net Income (Loss) Available
Per Common Share
                            Basic                     $       1.18            $        .51           ($        .30)
                                                     =============           =============           ==============
                            Diluted                   $       1.17            $        .51           ($        .30)
                                                     =============           =============           ==============
Weighted Average Number of
Common Shares Outstanding
                            Basic                       13,057,108              12,844,680              12,844,680
                                                     =============           =============           =============
                            Diluted                     13,214,869              12,947,341              12,844,680
                                                     =============           =============           =============

The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                January 31,
                                                                                   -------------------------------------
                                                                                      1999                     1998
------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                                                        $70,228,227              $57,912,689
  Merchandise inventories                                                           23,934,155               22,107,228
  Prepaid expenses and other                                                         2,083,285                1,488,748
  Deferred income taxes                                                              1,706,050                1,307,600
                                                                                    ----------               ----------
    Total current assets                                                            97,951,717               82,816,265
                                                                                    ----------               ----------
Property, Plant and Equipment - at cost
  Land                                                                                 150,000                  150,000
  Buildings                                                                          4,338,863                4,338,863
  Leasehold improvements                                                            29,416,173               29,068,033
  Furniture and equipment                                                           16,649,890               15,399,733
                                                                                    ----------               ----------
                                                                                    50,554,926               48,956,629

  Less accumulated depreciation and amortization                                    36,202,184               34,168,084
                                                                                    ----------               ----------
                                                                                    14,352,742               14,788,545
                                                                                    ----------               ----------
Other Assets
  Goodwill, net of accumulated amortization of $714,120
     and $499,884, respectively                                                      2,504,285                2,718,521
  Deferred income taxes                                                              2,505,290                2,003,740
  Other                                                                              1,712,223                1,167,514
                                                                                     ---------                ---------
    Total other assets                                                               6,721,798                5,889,775
                                                                                     ---------                ---------
                                                                                  $119,026,257             $103,494,585
                                                                                  ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                                           $16,090,608              $16,098,296
  Accrued expenses                                                                   6,658,918                5,879,551
  Income taxes payable                                                               2,727,892                1,858,379
                                                                                  ------------             ------------
    Total current liabilities                                                       25,477,418               23,836,226
                                                                                  ------------             ------------
Capital Lease Obligation                                                             1,392,255                1,631,463
                                                                                  ------------             ------------

Shareholders' Equity
  Series A Preferred stock, par value $1.00 per share: Authorized - 5,000,000 shares Issued and outstanding - 460 shares,
       Liquidation value $460,000                                                          460                      460
  Common stock, par value $.01 per share:
    Authorized - 25,000,000 shares
    Issued shares-1999: 15,688,290; 1998: 15,688,290                                   156,883                  156,883
  Additional paid-in capital                                                         5,541,944                5,541,944
  Retained earnings                                                                101,844,410               89,904,032
                                                                                   -----------               ----------
                                                                                   107,543,697               95,603,319
Less common treasury shares, at cost -
  1999: 2,489,410; 1998: 2,843,610                                                  15,387,113               17,576,423
                                                                                    ----------               ----------
                                                                                    92,156,584               78,026,896
                                                                                    ----------               ----------
                                                                                  $119,026,257             $103,494,585
                                                                                  ============             ============

The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                Additional
                                                 Preferred        Common          Paid-In          Retained           Treasury
                                                   Stock          Stock           Capital          Earnings             Stock
                                                -----------------------------------------------------------------------------------
Balance January 31, 1996                           $460          $156,883        $5,541,944       $92,370,321        ($17,576,423)
Net (loss)                                                                                        (3,854,809)
Dividends on preferred stock ($120 per share)                                                        (55,200)
Dividends on common stock ($.20 per share)                                                        (2,568,936)
                                                -----------------------------------------------------------------------------------
Balance January 31, 1997                            460           156,883         5,541,944        85,891,376         (17,576,423)

Net income                                                                                          6,636,792
Dividends on preferred stock ($120 per share)                                                        (55,200)
Dividends on common stock ($.20 per share)                                                        (2,568,936)
                                                -----------------------------------------------------------------------------------
Balance January 31, 1998                            460           156,883         5,541,944        89,904,032         (17,576,423)

Net Income                                                                                         15,496,139
Dividends on preferred stock ($120 per share)                                                        (55,200)
Dividends on common stock ($.20 per share)                                                        (2,622,401)
Stock options exercised                                                                             (878,160)            2,189,310
                                                -----------------------------------------------------------------------------------
Balance January 31, 1999                           $460         $156,883        $5,541,944      $101,844,410         ($15,387,113)
                                                   ====         =========       ===========     =============        =============

The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended January 31,
                                                            --------------------------------------------------
                                                                  1999              1998               1997
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                          $ 15,496,139      $  6,636,792      ($ 3,854,809)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation and amortization                              3,814,034         4,235,537         3,490,816
     Deferred income tax (benefit)                               (900,000)         (700,000)         (600,000)
       Loss on retirement of property, plant and

            Equipment                                             201,076           516,844           331,743
  Changes in operating assets and liabilities
            Excluding the effects of acquisition:
     (Increase) decrease in merchandise inventories            (1,826,927)          799,844        (6,251,126)
     (Increase) decrease in prepaid expenses & other             (594,537)        1,268,560         1,133,402
     (Decrease) increase in trade accounts payable                 (7,688)        2,306,016         5,207,070
     Increase in accrued expenses                                 779,367           982,142           364,608
     Increase in income taxes payable                             869,513         1,858,379              --
                                                             ------------      ------------      ------------
     Net cash provided by (used in) operating activities       17,830,977        17,904,114          (178,296)
                                                             ------------      ------------      ------------

Cash flows from investing activities:
  Increase in other assets                                       (544,709)              --                --
  Purchases of property, plant and equipment                   (3,365,071)       (2,022,860)       (3,756,231)
                                                             ------------      ------------      ------------
     Net cash used in investing activities                     (3,909,780)       (2,022,860)       (3,756,231)
                                                             ------------      ------------      ------------

Cash flows from financing activities:
  Preferred stock cash dividends paid                             (55,200)          (55,200)          (55,200)
  Common stock cash dividends paid                             (2,622,401)       (2,568,936)       (2,568,936)
  Proceeds from exercise of stock options                       1,311,150                --                --
  Principal payments under capital lease obligations             (239,208)         (195,324)         (159,480)
                                                             ------------      ------------      ------------
     Net cash used in financing activities                     (1,605,659)       (2,819,460)       (2,783,616)
                                                             ------------      ------------      ------------

 Increase (decrease) in cash and cash equivalents              12,315,538        13,061,794        (6,718,143)
 Cash and cash equivalents at beginning of year                57,912,689        44,850,895        51,569,038
                                                             ------------      ------------      ------------
 Cash and cash equivalents at end of year                    $ 70,228,227      $ 57,912,689      $ 44,850,895
                                                             ============      ============      ============
Supplemental disclosures of cash flow information:
 Cash paid (refunded) during
  the year for:
    Interest on capital lease obligation                     $    311,792      $    354,676      $    390,520
    Income taxes, net                                        $  8,937,812      $  1,151,476      ($ 2,278,742)


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

Background: The Company retails popularly priced fashion apparel for junior and plus sized females and males through 273 stores. The Company's stores are located in regional malls and strip shopping centers principally located in the east and mid-western regions of the country. The Company also operates a chain of 18 bookstores located in Delaware, Maryland, Minnesota, New Jersey and Pennsylvania.

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

Revenue Recognition: Revenues from merchandise sales are net of returns and allowances and exclude sales tax.

Inventories: All apparel merchandise inventories are stated at the lower of cost (first-in, first-out method) or market, as determined by the retail inventory method. Book inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment: The provisions for depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets. Leasehold improvements are amortized over the initial term of the lease. Furniture and equipment is depreciated over seven years or the lease term, whichever is less. Gain or loss on disposition of property, plant and equipment is included in other income. Depreciation expense, which includes depreciation on a capitalized asset, for the years ended January 31, 1999, 1998 and 1997 was $3,600,000, $4,021,000 and $3,277,000, respectively.

Cost in Excess of Net Assets Acquired (Goodwill): The Company amortizes costs in excess of fair market value of net assets of businesses acquired using the straight-line method over a period of fifteen years. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable.

Statements of Cash Flows: The Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents. Included in cash and cash equivalents at January 31, 1999 is $66,885,000 of investments in money market mutual funds and short-term municipal bonds. They are carried at cost, which approximates market.

Recently Issued Accounting Pronouncements: In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for the Company's first quarter ending April 30, 1999. Adoption is not expected to have a material effect on the Company's consolidated financial statements.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for years beginning after June 16, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair market value. Changes in the fair market value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. Adoption is not expected to have a material effect on the Company's consolidated financial statements.

- B - EARNINGS PER SHARE

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations.

                                                             Year Ended January 31,
                                      ----------------------------------------------------------------
                                          1999                      1998                      1997
                                      ----------------------------------------------------------------
Net income (loss)                     $15,496,139                $6,636,792              ($3,854,809)

Dividends on preferred stock              (55,200)                  (55,200)                 (55,200)
                                      ----------------------------------------------------------------

Income (loss) available to
    Common shareholders               $15,440,939                $6,581,592              ($3,910,009)
                                      ===========              ============             =============

Basic weighted average
     number of common
     shares outstanding                13,057,108                12,844,680               12,844,680

Effect of dilutive stock options          157,761                   102,661                        -
                                      ----------------------------------------------------------------
Diluted weighted average
     number of common
     shares outstanding                13,214,869                12,947,341               12,844,680
                                      ===========              ============             ============

         As of January 31, 1998, 165,000 common stock options were outstanding but were not included in the computation of diluted net income per common share because the exercise price was greater than the average market price of the Company's common shares during the year. As of January 31, 1997 390,000 common stock options were outstanding but were not included in the computation of diluted net (loss) per common share because their effect would be anti-dilutive as a result of the Company's loss incurred during that year.

- C - INCOME TAXES

         Income tax provision (benefit) consists of the following components:

                                                                    Year Ended January 31,
                                                  -------------------------------------------------------
                                                       1999                 1998                  1997
---------------------------------------------------------------------------------------------------------
Current:
 Federal........................................   $8,700,000           $4,050,000           ($1,450,000)
 State..........................................    1,000,000              250,000               250,000
                                                  -----------          -----------           -----------
                                                    9,700,000            4,300,000            (1,200,000)
                                                  -----------          -----------           -----------
Deferred:
 Federal........................................     (350,000)            (650,000)             (550,000)
 State..........................................     (550,000)             (50,000)              (50,000)
                                                  -----------          -----------           -----------
                                                     (900,000)            (700,000)             (600,000)
                                                  -----------          -----------           -----------
                                                   $8,800,000           $3,600,000           ($1,800,000)
                                                  ===========          ===========           ===========

         The tax benefit generated during fiscal 1997 has been realized by carrying back the loss to income generated during previous years. The refund was included in prepaid expenses.

         A reconciliation of the Company's effective income tax rate with the statutory federal rate follows:

                                                                     Year Ended January 31,
                                                    ------------------------------------------------------
                                                         1999                 1998                 1997
-----------------------------------------------------------------------------------------------------------
Tax provision (benefit) at statutory rate            $8,504,000            $3,481,000          ($1,923,000)
State income taxes,
      net of federal tax                                293,000               132,000              132,000
Other                                                     3,000               (13,000)             ( 9,000)
                                                    -----------           -----------          ------------
                                                     $8,800,000            $3,600,000          ($1,800,000)
                                                    ===========           ===========          ============

         Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. The components of deferred tax assets and liabilities are as follows:

                                                                     January 31,
                                                 -------------------------------------------------
                                                            1999                          1998
--------------------------------------------------------------------------------------------------
Deferred Tax Assets
         Uniform cost capitalization                    $   632,000                  $   502,000
         Capital lease obligation                           292,000                      353,000
         Deferred rent                                      286,000                      286,000
         Depreciation                                     2,213,000                    1,650,000
         Accrued expenses                                 1,003,000                      733,000
                                                          4,426,000                    3,524,000
                                                        -----------                  -----------
Deferred Tax Liabilities
         Prepaid expenses                                  (215,000)                    (213,000)
                                                        -----------                  -----------
                                                        $ 4,211,000                  $ 3,311,000
                                                        ===========                  ===========

                                      -27-

- D - LEASES

         The Company leases all of its retail apparel stores and all but one of its book stores for periods ranging from one to 25 years, including renewal options. In most instances, the Company pays real estate taxes, insurance and maintenance costs on the leased properties and contingent rentals based upon a percentage of sales. The warehouse and office building occupied by the Company is leased from a partnership whose partners include three of the Company's directors including the President and Executive Vice President. The warehouse bookstore in Montgomeryville, Pennsylvania is leased from a partnership whose partners are Mark Simon, an employee and officer of the book subsidiary, and Martin Simon, a consultant to the book subsidiary.

         Under the terms of the warehouse and office building lease, the Company is required to pay annual rentals as reflected under "Capital Lease" in the lease table below. The lease term is 20 years and requires the Company to pay all real estate taxes, utilities and maintenance costs. The warehouse and office building lease has a net book value of $397,000 at January 31, 1999 and is accounted for as a capital lease. Asset amounts are included in buildings and improvements and are depreciated over 20 years.

         Interest expense related to the capital lease obligation amounted to $312,000, $355,000 and $391,000 for the years ended January 31, 1999, 1998 and
1997, respectively, and is included in selling and administrative expenses.

         In February 1998, the Company purchased nine stores from Petrie Retail, Inc. and subsidiaries for $720,000. These locations were made available as a result of Petrie's ongoing bankruptcy proceedings. These stores are located in regional malls and opened in the first quarter of fiscal 1999. The future minimum rental commitment for these stores was approximately $7,400,000 at the date of purchase.

         Future minimum rental commitments for all non-cancelable leases at January 31, 1999 are as follows:

                                                             Capital           Operating
                                                              Lease              Leases
-----------------------------------------------------------------------------------------
Fiscal Year Ending January 31,
2000....................................                     $550,000        $ 15,452,000
2001....................................                      550,000          13,996,000
2002....................................                      550,000          12,122,000
2003....................................                      230,000          10,295,000
2004....................................                          ---           8,486,000
Thereafter...........................                             ---          25,190,000
                                                             --------          ----------

Total minimum rental commitments........                    1,880,000        $ 85,541,000
                                                                               ==========

Imputed interest.....................                     (  487,745)
                                                           ----------

Present value of net minimum
  lease payments........................                  $1,392,255
                                                          ==========

         Total rental expense under operating leases amounted to $19,824,000, $17,450,000 and $17,944,000 in fiscal 1999, 1998 and 1997, respectively. Such amounts include contingent rentals based upon a percentage of sales of $2,992,000, $2,026,000 and $1,650,000 in fiscal 1999, 1998 and 1997, respectively.

- E- STOCK OPTION PLAN

         Effective October 1995, the Company adopted an Incentive Stock Option Plan ("the Plan"). A Stock Option Committee designated by the Board of Directors administers the Plan. Under the Plan, a maximum of 2,000,000 shares of the Company's common stock, par value $.01 per share, may be issued by the Company and sold to selected key employees on the basis of contribution to the operations of the Company. The price payable for the shares of common stock under each stock option will be fixed by the Committee at the time of grant, but will be no less than 100% of the fair market value of the Company's common stock at the time the stock option is granted. Options are exercisable commencing one year after the date of grant, subject to such vesting requirements as the Committee may specify. The granted options expire through January 2004. There were 1,150,000 shares reserved for future grant under the plan.

                                                                         Weighted
                                                                          Average
                                                              Shares   Exercise Price

Outstanding, January 31, 1996........................         355,000      $3.27
         Granted during period (at $3.25 per share)..          35,000      $3.25
                                                             --------     ------


Outstanding, January 31, 1997........................         390,000       3.27
         Granted during period (at $6.00 per share)..         165,000       6.00
                                                             --------     ------


Outstanding, January 31, 1998........................         555,000       4.08
         Granted during period (at $7.00 per share)..         305,000       7.00
         Canceled during period......................        ( 10,000)     (6.00)
         Exercised during period.....................        (354,200)     (3.70)
                                                             --------     ------
         Outstanding, January 31, 1999...............         495,800      $6.11
                                                             ========     ======

                                  Outstanding Options                                    Exercisable Options
                                  -------------------                                    -------------------
                                               Weighted
                                                Average            Weighted                           Weighted
                                               Remaining            Average                           Average
         Exercise                             Contractual          Exercise                           Exercise
       Price Range             Number             Life               Price            Number           Price
       -----------             ------             ----               -----            ------           -----

          $3.25                90,800          2.0 years             $3.25            40,800           $3.25
      $6.00 - $7.00           405,000          5.0 years             $6.75            22,500           $6.00

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for its stock option plan. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans.

         Option valuation models use highly subjective assumptions to determine the fair value of traded options with no vesting or trading restrictions. Because options granted under the Company's Stock Option Plan have vesting requirements and cannot be traded, and because changes in assumptions can materially affect the fair value estimate, in management's opinion, the existing valuation models do not necessarily provide a reliable measure of the fair value of its employee stock options.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The model uses the following assumptions: risk free interest rates ranging from 4.2% to 6.0%, a volatility factor of 41.7% to 52.8%, expected dividend yield of 2.9% to 6.2%, and an expected life of five years for the options.

         For purposes of pro forma disclosure, the estimated fair value of the options ($2.34, $2.41 and $1.03, for the 1999, 1998 and 1997 grants, respectively) is amortized to expense over the options assumed vesting period. SFAS No. 123 requires only that the income effects of options granted beginning in fiscal 1996 be included in the pro forma disclosure. Since a portion of the Company's stock options vest over several years and additional options may be granted each year, the pro forma effect on net income reported below is not representative of the effect of fair value stock option expense on future years' pro forma net income.

         Had the Company recognized compensation cost for its stock option plan consistent with the provisions of SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per common share would have been adjusted to the following pro forma amounts:

                                                          Year Ended January 31,
                                                          ----------------------
                                                1999                1998                1997
                                                ----                ----                ----
 Pro forma net income (loss)                $15,271,556          $6,535,730         ($3,955,276)
 Pro forma basic net income (loss)
           per common share                 $      1.17          $      .50         ($      .31)
 Pro forma  diluted net income (loss)
           per common share                 $      1.16          $      .50         ($      .31)


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

         In fiscal 1999, 1998 and 1997, no shares were granted under the RSIP. At January 31, 1999 there were 206,000 shares reserved for future grant. The RSIP expires May 31, 2000.


- G- COMMITMENTS AND CONTINGENCIES

         The Company has an unsecured line of credit in the amount of $20,000,000 at January 31, 1999. Of this amount, $2,150,000 was outstanding as letters of credit for the purchase of inventory.

         The Company entered into a five-year agreement with a bank during fiscal 1994 for the use of a private label credit card bearing the Company's name. The Company paid a fee based on a percent of sales. The agreement was terminated as of June 30, 1996 and the Company incurred a termination fee of $560,000. The bank has assumed all future obligations associated with the portfolio.

         The Company entered into an employment agreement with a key employee during fiscal 1996, which was modified and extended in fiscal 1999 and provides for a base salary plus a bonus of 4% of the improvement in the operating results of the apparel business. The bonus is applicable through fiscal year 2002. The Company also entered into a bonus agreement with a key employee during fiscal 1996 which provides for a bonus of 2% of the improvement in operating results of the apparel business. No payment was required in fiscal 1997 under either agreement. In fiscal 1998 and 1999, bonuses of $450,000, in the aggregate, for each year, were earned under the agreements. The amount is included in accrued expenses on the accompanying consolidated balance sheet as of January 31, 1999 and 1998.

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

                                 Deb Shops, Inc.
                         Quarterly Financial Information
                                   (Unaudited)

(amounts in thousands except per share data)           First           Second             Third           Fourth
                                                      Quarter          Quarter           Quarter          Quarter
------------------------------------------------------------------------------------------------------------------
Net sales
  1999                                                $49,759          $58,488           $60,007           $66,470
  1998                                                $43,929          $48,580           $52,409           $60,148
Cost of sales, including buying
  and occupancy costs
  1999                                                $38,374          $41,034           $44,350           $40,256
  1998                                                $35,943          $35,993           $40,207           $40,200
Net income (loss)
  1999                                                $   402          $ 3,814           $ 2,491           $ 8,789
  1998                                               ($ 1,530)         $ 1,256           $   978           $ 5,933
Basic net income (loss) per share
  1999                                                $   .03          $   .29           $   .19           $   .67
  1998                                               ($   .12)         $   .10           $   .08           $   .46
Diluted net income (loss) per share
  1999                                                $   .03          $   .29           $   .19           $   .66
  1998                                               ($   .12)         $   .10           $   .07           $   .45
Cash dividends per common share
  1999                                                $   .05          $   .05           $   .05           $   .05
  1998                                                $   .05          $   .05           $   .05           $   .05


Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
Financial Disclosure
--------------------

         None, except for change in accountants previously reported on Form 8-K filed on June 12, 1998.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

         The required information with respect to each director is contained in the Company's Definitive Proxy Statement in connection with its Annual Meeting to be held on May 19, 1999 which is incorporated in this Annual Report on Form 10-K by reference.

         The required information with respect to each executive officer is contained at the end of Part I of this Annual Report on Form 10-K.


Item 11.  Executive Compensation
--------  ----------------------

         The required information with respect to executive compensation is contained in the Company's Definitive Proxy Statement in connection with its Annual Meeting to be held on May 19, 1999, which is incorporated in this Annual Report on Form 10-K by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

         The required information with respect to security ownership of certain beneficial owners and management is contained in the Company's Definitive Proxy Statement in connection with its Annual Meeting to be held on May 19, 1999, which is incorporated in this Annual Report on Form 10-K by reference.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The required information with respect to certain relationships and related transactions is contained in the Company's Definitive Proxy Statement in connection with its Annual Meeting to be held on May 19, 1999, which is incorporated in this Annual Report on Form 10-K by reference.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules
-------   and Reports on Form 8-K
          ----------------------------------------

Financial Statements and Financial Statement Schedules

                           Document                                          Page(s)
                           --------                                          -------

         Reports of independent auditors.............................         18 - 19

         Consolidated statements of operations for
         the years ended January 31, 1999, 1998 and 1997.............         20

         Consolidated balance sheets as of January 31,
         1999 and 1998...............................................         21

         Consolidated statements of shareholders'
         equity for the years ended January 31, 1999,
         1998 and 1997...............................................         22

         Consolidated statements of cash flows for the
         years ended January 31, 1999, 1998 and 1997.................         23

         Notes to consolidated financial statements..................         24 - 31

         Selected quarterly financial data for
         the years ended January 31, 1999 and 1998...................         32

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

         4-1.1 * Amendment No. I to Deb Shops, Inc. Restated Savings and Protection Plan (1992 Form 10-K, Exhibit 4-1.1)

         4-1.2 * Amendment No. II to Deb Shops, Inc. Restated Savings and Protection Plan (1992 Form 10-K, Exhibit 4-1.2)

         4-1.3 * Amendment No. III to Deb Shops, Inc. Restated Savings and Protection Plan (1992 Form 10-K, Exhibit 4-1.3)

         4-1.4 * Amendment No. IV to Deb Shops, Inc. Restated Savings and Protection Plan (1992 Form 10-K, Exhibit 4-1.4)

         4-1.5 * Amendment No. V to Deb Shops, Inc. Restated Savings and Protection Plan (1994 Form 10-K Exhibit 4-1.5)

         4-1.6 * Amendment No. VI to Deb Shops, Inc. Restated Savings and Protection Plan (1994 Form 10-K, Exhibit 4-1.6)

         4-1.7 * Amendment No. VII to Deb Shops, Inc. Restated Savings and Protection Plan. (1997 Form 10-K Exhibit 4-1.7)

         4-2 * Employee Savings and Protection Trust Agreement (Registration No. 2-99124, Exhibit 4-5)

      Exhibit No.     Description of Document
      -----------     -----------------------

          4-2.1 * Amendment No. I to Employee Savings and Protection Trust Agreement (Form 10-Q for quarter ended July 31, 1992)

         10-1 Lease Agreement for property located at 9401 Blue Grass Road, Philadelphia, Pennsylvania, 19114 (Registration No. 2-82222,
                  Exhibit 10-1)

         10-1.1 Amendment of Lease Agreement dated January 3, 1999 for property Located at 9401 Blue Grass Road, Philadelphia, Pennsylvania, 19114

         10-10 Acceptance by Deb Shops, Inc. dated June 18, 1982 to guarantee the $500,000 loan to Blue Grass Partnership (Registration No. 2-82222, Exhibit 10-10)

         10-14.1 * Insurance Policy for Marvin Rounick and Judy Rounick (1993 Form 10-K, Exhibit 10-14.1)

         10-14.2 * Split Dollar Insurance Agreement dated July 31, 1987 between the Company and Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 (1993 Form 10-K, Exhibit 10-14.2)

         10-14.3 * Collateral Assignment dated July 31, 1987 from Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986, as assignor, and the Company, as assignee (1993 Form 10-K, Exhibit 10-14.3)

         10-14.4 * Agreement of Settlement and General Release dated May 5, 1998 Between Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 and the Manufacturers Life Insurance Company (Form 10-Q for the quarter ended October 31, 1998)

         10-14.5 * Amended and Restated Split Dollar Insurance Agreement dated July 31, 1998 between the Company and Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 (Form 10-Q for the quarter ended October 31, 1998)

         10-14.6 * Amended and Restated Collateral Assignment dated July 31, 1998 from Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 ( Form 10-Q for the quarter ended October 31, 1998)

       Exhibit No.  Description of Document
       -----------  -----------------------


         10-15.1   * Life Insurance Policy for Warren Weiner and Penny Weiner
                  (1993 Form 10-K, Exhibit 10-15.1)

         10-15.2 * Split Dollar Insurance Agreement dated July 31, 1987 between the Company and Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 (1993 Form 10-K, Exhibit 10-15.2)

         10-15.3 * Collateral Assignment dated July 31, 1987 from Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986, as assignor, and the Company, as assignee (1993 Form 10-K, Exhibit 10-15.3)

         10-15.4 * Agreement of Settlement and General Release dated May 5, 1998 between Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 and the Manufacturers Life Insurance Company (Form 10-Q for the quarter ended October 31, 1998)

         10-15.5 * Amended and Restated Split Dollar Insurance Agreement dated July 31, 1998 between the Company and Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 (Form 10-Q for the quarter ended October 31, 1998)

         10-15.6 * Amended and Restated Collateral Assignment dated July 31, 1998 from Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 ( Form 10-Q for the quarter ended October 31, 1998)

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

         10-19    * Deb Shops, Inc. Premium Conversion Plan (1996 Form 10-K,
                  Exhibit 10-19)

         10-19.1 * Amendment No. I to Deb Shops, Inc. Premium Conversion Plan (1997 Form 10-K, Exhibit 10-19.1)

         10-20 * Deb Shops, Inc. 1995 Incentive Stock Option Plan (1997 Form 10-K, Exhibit 10-20)

         10-21 * Employment Agreement dated December 1, 1995 between the Company and Allan Laufgraben (1996 Form 10-K, Exhibit 10-21)

         10-21.1 * Employment Agreement dated August 1, 1998 between the Company and Allan Laufgraben

         10-22 * Agreement dated January 31, 1996 between the Company and Barry Vesotsky (1997 Form 10-K, Exhibit 10-22)

         21       Subsidiaries of the Company

         23-1     Consent of Ernst & Young  LLP

         23-2     Consent of Arthur Andersen LLP

         27       Financial Data Schedule

Reports on Form 8-K
-------------------

         There were no reports on Form 8-K for the quarter ended January 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City and County of Philadelphia, Commonwealth of Pennsylvania, on April 29, 1999.

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

/s/ Marvin Rounick
-------------------------------------------                   April 29, 1999
Marvin Rounick, President,
  Chief Executive Officer and Director
  (Principal Executive Officer)

/s/ Warren Weiner
-------------------------------------------                   April 29, 1999
Warren Weiner, Executive Vice President,
  Secretary, Treasurer and Director

/s/ Jack A. Rounick
-------------------------------------------                   April 29, 1999
Jack A. Rounick, Assistant Secretary
  and Director

/s/ Paul S. Bachow
-------------------------------------------                   April 29, 1999
Paul S. Bachow, Director

/s/ Barry H. Feinberg
-------------------------------------------                   April 29, 1999
Barry H. Feinberg, Director

/s/ Barry H. Frank
-------------------------------------------                   April 29, 1999
Barry H. Frank, Esq., Director

/s/ Lewis Lyons
-------------------------------------------                   April 29, 1999
Lewis Lyons, Vice President, Finance,
 Chief Financial Officer and Assistant Secretary

/s/ Joan M. Nolan
-------------------------------------------                   April 29, 1999
Joan M. Nolan
Controller