Form 10-Q
period 1999-04-30
DEB SHOPS INC
filed 1999-06-14
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           April 30, 1999
                                ----------------------------------------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   -----------------------

Commission File Number                            0-12188
                       -------------------------------------------------------

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

                                Yes  X          No
                                    ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.01                               13,198,880
----------------------------                    -------------------------------
         (Class)                                (Outstanding at April 30, 1999)

                        DEB SHOPS, INC. AND SUBSIDIARIES


                                    I N D E X
                                    ---------

                                                                                        Page
                                                                                        ----
PART I.  Item 1.  Financial Information:

                  Consolidated Balance Sheets -                                          1
                  April 30, 1999 and January 31, 1999

                  Consolidated Statements of Operations                                  2
                  Three Months Ended April 30, 1999 and April 30, 1998

                  Consolidated Statements of Cash Flows -                                3
                  Three Months Ended April 30, 1999 and April 30, 1998

                  Notes to Consolidated Financial Statements -                           4
                  April 30, 1999

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations - April 30, 1999                            5-11

         Item 3.  Quantitative and Qualitative Disclosures About                        11
                  Market Risk


PART II.          Other Information                                                     11

                         DEB SHOPS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                APRIL 30,              JANUARY 31,
                                                                  1999                     1999
-------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                 $ 68,808,458             $ 70,228,227
  Merchandise inventories                                     25,459,848               23,934,155
  Prepaid expenses and other                                   2,088,087                2,083,285
  Deferred income taxes                                        1,786,050                1,706,050
                                                            ------------             ------------
    Total Current Assets                                      98,142,443               97,951,717
                                                            ------------             ------------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                                           150,000                  150,000
  Buildings                                                    4,338,863                4,338,863
  Leasehold improvements                                      30,729,087               29,416,173
  Furniture and equipment                                     16,692,874               16,649,890
                                                            ------------             ------------
                                                              51,910,824               50,554,926
                                                            ------------             ------------
  Less accumulated depreciation
    and amortization                                          36,167,564               36,202,184
                                                            ------------             ------------
                                                              15,743,260               14,352,742
                                                            ------------             ------------

OTHER ASSETS
  Goodwill, net of accumulated amortization
    of $767,679 and $714,120, respectively                     2,450,726                2,504,285
  Deferred income taxes                                        2,625,290                2,505,290
  Other                                                        1,712,223                1,712,223
                                                            ------------             ------------
    Total Other Assets                                         6,788,239                6,721,798
                                                            ------------             ------------

                                                            $120,673,942             $119,026,257
                                                            ============             ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                    $ 17,538,421             $ 16,090,608
  Accrued expenses                                             6,642,966                6,658,918
  Income taxes payable                                         1,478,251                2,727,892
                                                            ------------             ------------
    Total Current Liabilities                                 25,659,638               25,477,418
                                                            ------------             ------------

Capital Lease Obligation                                       1,319,016                1,392,255
                                                            ------------             ------------


Shareholders' Equity
  Series A Preferred Stock, par value $1.00
    a share:
    Authorized - 5,000,000 shares
    Issued and outstanding - 460 shares,
      liquidation value $460,000                                     460                      460
  Common Stock, par value $.01 a share:
    Authorized - 25,000,000 shares
    Issued Shares - April 30, 1999: 15,688,290;
      January 31, 1999: 15,688,290                               156,883                  156,883
  Additional paid in capital                                   5,541,944                5,541,944
  Retained earnings                                          103,383,114              101,844,410
                                                            ------------             ------------
                                                             109,082,401              107,543,697

  Less common treasury shares, at cost -
    April 30, 1999: 2,489,410;
    January 31, 1999: 2,489,410                               15,387,113               15,387,113
                                                            ------------             ------------
                                                              93,695,288               92,156,584
                                                            ------------             ------------
                                                            $120,673,942             $119,026,257
                                                            ============             ============

The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                        Three Months Ended April 30,
                                                   ------------------------------------

                                                       1999                    1998
                                                       ----                    ----
Net Sales                                          $59,517,393             $49,759,163
                                                   -----------             -----------



Costs and Expenses
  Cost of Sales, including
    buying and occupancy costs                      43,711,793              38,373,835
  Selling and administrative                        12,224,928              10,510,313
  Depreciation and amortization                        963,869                 934,469
                                                   -----------             -----------
                                                    56,900,590              49,818,617
                                                   -----------             -----------


Operating Income (Loss)                              2,616,803           (      59,454)
Other Income, Principally Interest                     842,645                 678,734
                                                   -----------             -----------


Income Before Income Taxes                           3,459,448                 619,280
Income Taxes                                         1,247,000                 217,000
                                                    -----------             -----------

Net Income                                         $ 2,212,448             $   402,280
                                                   ===========             ===========

Net Income  Available Per Common Share
                               Basic               $      0.17             $      0.03
                                                   ===========             ===========
                               Diluted             $      0.16             $      0.03
                                                   ===========             ===========

Cash Dividend Declared
  Per Common Share                                 $      0.05             $      0.05
                                                   ===========             ===========

Weighted Average Number of
  Common Shares Outstanding
                               Basic                13,198,880              12,914,725
                                                   ===========             ===========
                               Diluted              13,427,809              13,158,097
                                                   ===========             ===========

The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Three Months Ended April 30,
                                                                                         --------------------------------------
                                                                                              1999                    1998
                                                                                              ----                    ----

 Cash flows provided by (used in) operating activities:
   Net income                                                                               2,212,448                 402,280
   Adjustments to reconcile net income to net
     Cash provided by (used in) operating activities:
       Depreciation and amortization                                                          963,869                 934,469
       Deferred income tax (benefit)                                                     (    200,000)           (    108,000)
       Loss on retirement of property, plant and equipment                                     16,281                  75,191
       Change in assets and liabilities:
         (Increase) in merchandise inventories                                           (  1,525,693)           (  2,760,691)
         (Increase) in prepaid expenses and other                                        (      4,802)           (    937 526)
          Increase in trade accounts payable                                                1,447,813               2,798,831
          (Decrease) increase in accrued expenses                                        (     15,952)                 85,219
          (Decrease) in income taxes payable                                             (  1,249,641)           (  1,801,942)
                                                                                         -------------           -------------
         Net cash provided by (used in) operating activities                                1,644,323             ( 1,312,169)
                                                                                         -------------           -------------

 Cash flows (used in) investing activities:
   Purchase of property, plant and equipment, net                                        (  2,317,109)           (    838,932)
                                                                                         -------------           -------------
         Net cash (used in) investing activities                                         (  2,317,109)           (    838,932)
                                                                                         -------------           -------------

 Cash flows (used in) financing activities:
       Preferred stock cash dividends paid                                               (     13,800)           (     13,800)
       Common stock cash dividends paid                                                  (    659,944)           (    651,239)
       Proceeds from exercise of stock options                                                     --                 594,042
       Principal payments under capital lease obligations                                (     73,239)           (     59,802)
                                                                                         -------------           -------------
         Net cash (used in) financing activities                                         (    746,983)           (    130,799)
                                                                                         -------------           -------------

 (Decrease) in cash and cash equivalents                                                 (  1,419,769)           (  2,281,900)
 Cash and cash equivalents at beginning of period                                          70,228,227              57,912,689
                                                                                         --------------          ------------
 Cash and cash equivalents at end of period                                               $68,808,458             $55,630,789
                                                                                         ==============          ============

 Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest on capital lease obligation                                                 $    64,261             $    77,700
     Income taxes, net                                                                    $ 2,697,402             $ 2,127,932


The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 1999

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999. The Balance Sheet at January 31, 1999 has been derived from the audited financial statements at that date.

NOTE B - NET INCOME PER SHARE

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations. As required by SFAS No. 128 all prior-period per share data has been restated to conform with the provisions of this statement.

                                                                Three Months Ended April 30,
                                                               1999                      1998
                                                          --------------------------------------
             Net income                                   $  2,212,448              $    402,280

             Dividends on preferred stock                      (13,800)                  (13,800)
                                                          ------------              ------------

             Income available to
                 Common shareholders                      $  2,198,648              $    388,480
                                                          ============              ============

             Basic weighted average
                  Number of common
                  Shares outstanding                        13,198,880                12,914,725

             Effect of dilutive stock options                  228,929                   243,372
                                                          ------------              ------------

             Diluted weighted average
                  Number of common
                  Shares outstanding                        13,427,809                13,158,097
                                                          ============              ============

NOTE C - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for the Company's first quarter ending April 30, 1999. Adoption does not have a material effect on the Company's consolidated financial statements.

Item 2.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         The Company has made in this report, and from time to time may otherwise make, "forward-looking statements" (as that term is defined under federal securities laws) concerning the Company's future operations, performance, profitability, revenues, expenses and financial condition. This report includes, in particular, forward-looking statements regarding store openings, closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company's ability to improve margins, respond to changes in fashion, and the Company's ability to attract and retain key management personnel. Such factors may also include other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

Overview

         Deb Shops, Inc. (the "Company") operates 267 women's specialty apparel retail stores offering moderately priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sized women. The Company also operates eight Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

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

         Results of operations for the Company for the three months ended April 30, 1999 and 1998, are presented on a consolidated basis and divisional basis to provide relevant information concerning the Company's retail apparel store business, which is the Company's principal line of business, and the retail book business.

Results of Operations - Consolidated

         Consolidated net sales increased $9,758,000 (19.6%) to $59,517,000 in the three months ended April 30, 1999 from $49,759,000 in the three months ended April 30, 1998, and increased $5,830,000 (13.3%) in the three months ended April 30, 1998 from the three months ended April 30, 1997. The increases during the three months ended April 30, 1999 and 1998, are primarily the result of increased comparable store sales in the apparel division.

         The changes in net sales, cost of sales, selling and administrative expense and net income (loss) are more fully described in the sections on "Apparel Business" and "Book Business" that follow.

         Other income, principally interest, increased $164,000 (24.1%) to $843,000 in the three months ended April 30, 1999 from $679,000 in the three months ended April 30, 1998 and increased $238,000 (54.0%) for the three months ended April 30, 1998 from the three months ended April 30, 1997. Interest income is offset by losses on the disposition of fixed assets. The increase in the three months ended April 30, 1999 is primarily the result of earnings on higher cash balances. The increase in the three months ended April 30, 1998 is the result of earnings on higher cash balances and decreased write-offs from the disposition of fixed assets.

         Net income before income taxes increased $2,840,000 (458.6%) to $3,459,000 in the three months ended April 30, 1999 from $619,000 in the three months ended April 30, 1998 and increased $2,885,000 (127.3%) for the three months ended April 30, 1998 from the three months ended April 30, 1997. The improvement for the three months ended April 30, 1999 and 1998 is primarily comprised of an increase in the apparel business sales and apparel business margins.

Results of Operations - Apparel Business

         Net sales increased $9,818,000 (21.0%) to $56,594,000 in the three months ended April 30, 1999 from $46,776,000 in the three months ended April 30, 1998 and increased $5,358,000 (12.9%) in the three months ended April 30, 1998 from the three months ended April 30, 1997. The increase in net sales in the three months ended April 30, 1999 resulted primarily from increased customer acceptance of the Company's products, which is attributed to the Company's continual refining of its focus on its younger customers, in addition to continuing efforts to improve visual merchandising. The increase in net sales in the three months ended April 30, 1998 was principally attributable to a continued return of fashion direction in the woman's specialty apparel industry, the Company's focus on a younger customer, and improved visual merchandising in the stores.

         The following table sets forth certain per store information.

                                                                 Per Store Data(1)
                                                           Three Months Ended April 30,
                                                     ---------------------------------------

                                                        1999                       1998
                                                        ----                       ----
Stores open at end of the period                         275                        280
Average number in operation during the period            275                        278
Average net sales per store (in thousands)              $206                       $168
Average operating income (loss)                         $  9                      ($  1)
    per store (in thousands)
Comparable Store Sales(2) - Percent Change              18.3%                      10.9%

         Cost of sales, including buying and occupancy costs, increased $5,326,000 (14.7%) to $41,676,000 in the three months ended April 30, 1999 from
$36,351,000 in the three months ended April 30, 1998 and increased $2,084,000 (6.1%) in the three months ended April 30, 1998 from the three months ended April 30, 1997. The increase in the three months ended April 30, 1999 and 1998 in cost of sales, including buying and occupancy costs, was principally due to the increase in sales during the period. As a percentage of net sales, these costs were 73.6% during the three months ended April 30, 1999, and 77.7% during the three month period ended April 30, 1998. For the three months ended April 30, 1999 and April 30, 1998, the decreased cost of sales percentage resulted primarily from increased margins. Buying and occupancy costs were 16.3% and 18.9% of sales for the three months ended April 30, 1999 and 1998, respectively. The percentage decrease in the three months ended April 30, 1999 as compared to the three months ended April 30, 1998, resulted principally from an increase in sales for the period.

--------
(1) Includes Tops `N Bottoms stores

(2) Comparable store sales include stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         Selling and administrative expenses increased $1,620,000 (16.4%) to $11,497,000 in the three months ended April 30, 1999 from $9,877,000 in the three months ended April 30, 1998 and increased $760,000 (8.3%) in the three months ended April 30, 1998 from the three months ended April 30, 1997. The increase in selling and administrative costs for the three months ended April 30, 1999 was primarily due to increased store operating costs and increased administrative costs. The increase in selling and administrative costs for the three months ended April 30, 1998, was mainly due to an increase in store operating costs. As a percentage of net sales, these expenses were 20.3% during the three months ended April 30, 1999, and 21.1% during the three months ended April 30, 1998. The percentage decrease in the three months ended April 30, 1999 was the result of an increase in sales for the period.

         Depreciation expense increased $28,000 to $838,000 in the three months ended April 30, 1999 from $810,000 in the three months ended April 30, 1998 and decreased ($141,000) in the three months ended April 30, 1998 from the three months ended April 30, 1997. The increase for the three months ended April 30, 1999 is principally attributed to new store openings and remodeling of existing stores. The decrease for the three months ended April 30, 1998 is principally attributed to a reduction in the number of stores to be closed and the write-offs associated with them.

         Operating income was $2,583,000 in the three months ended April 30, 1999 as compared to an operating (loss) of ($262,000) in the three months ended April 30, 1998 and an operating (loss) of ($2,918,000) in the three months ended April 30, 1997. As a percentage of sales, operating income was 4.6% in the three months ended April 30, 1999, and the operating (loss) was (0.6%) in the three months ended April 30, 1998. The increase in operating income for the three months ended April 30, 1999 and the reduction in operating loss for the three months ended April 30, 1998 was primarily attributable to the increase in sales and an increase in margins, partially offset by an increase in selling and administrative expenses.


Results of Operations - Book Business

         Net sales decreased $60,000 (2.0%) to $2,923,000 in the three months ended April 30, 1999 from $2,983,000 in the three months ended April 30, 1998 and increased $472,000 (18.8%) in the three months ended April 30, 1998 from the three months ended April 30, 1997. The decrease in net sales in the three months ended April 30, 1999 resulted primarily from increasing competition as evidenced by the reduction in same store sales. The increase in net sales in the three months ended April 30, 1998 resulted primarily from the addition of one warehouse store.

         The following table sets forth certain per store information:

                                                           Per Store Data
                                                    Three Months Ended April 30,
                                                    ----------------------------

                                                        1999           1998
                                                        ----           ----
Resort Stores:
   Stores open at end of period                           12             11
   Average number in operation during the period          12             11
   Average net sales per store (in thousands)           $ 39           $ 36
Warehouse Stores:
   Stores open at end of period                            6              6
   Average number in operation during the period           6              6
   Average net sales per store (in thousands)         $  409         $  415

Comparable Store Sales (1) - Percent Change           (  4.9%)       (  5.1%)

---------------------------------
(1) Comparable store sales include resort and warehouse stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation

         Cost of sales, including buying and occupancy costs, increased $12,000 (0.6%) to $2,080,000 in the three months ended April 30, 1999 from $2,068,000 in the three months ended April 30, 1998 and increased $347,000 (20.2%) in the three months ended April 30, 1998 from the three months ended April 30, 1997. The increase in the three months ended April 30, 1999 is primarily the result of by lower sales and increased occupancy costs offset by improved inventory management. The increase in the three months ended April 30, 1998 is primarily the result of increased sales as the result of additional stores. As a percentage of net sales, cost of sales, buying and occupancy costs were 71.2% in the three months ended April 30, 1999 and 69.3% in the three months ended April 30, 1998. As a percentage of net sales, buying and occupancy costs were 18.0% in the three months ended April 30, 1999 and 15.7% in the three months ended April 30, 1998.

         Selling and administrative expenses increased $92,000 (14.5%) to $726,000 in the three months ended April 30, 1999 from $634,000 in the three months ended April 30, 1998 and increased $114,000 (21.9%) in the three months ended April 30, 1998 from the three months ended April 30, 1997. The increase in the three months ended April 30, 1999 is primarily the result of higher administrative costs. The increase in the three months ended April 30, 1998 is primarily the result of additional stores. As a percentage of net sales, selling and administrative costs were 24.8% in the three months ended April 30, 1999 and 21.2% in the three months ended April 30, 1997.

         Depreciation and amortization expense increased $1,000 to $110,000 in the three months ended April 30, 1999 from $109,000 in the three months ended April 30, 1998 and increased $22,000 in the three months ended April 30, 1998 from the three months ended April 30, 1997. The increases are primarily the result of additional stores.

         Operating income decreased ($166,000) (96.2%) to $7,000 in the three months ended April 30, 1999 from $172,000 in the three months ended April 30, 1998 and decreased ($11,000) (5.7%) in the three months ended April 30, 1998 from the three months ended April 30, 1997. The change in operating income for the three months ended April 30, 1999 and 1998, which the Company believes are not material, are primarily the result of the factors described above. As a percentage of net sales, operating income represents 0.2% in the three months ended April 30, 1999, and 5.0% in the three months ended April 30, 1998.

Liquidity and Capital Resources - Consolidated

         During the three months ended April 30, 1999 and 1998, the Company funded internally all of its operating needs, including capital expenditures for the opening of new apparel stores and for the remodeling of existing apparel and book stores. Total cash provided by or (used in), operating activities for the three months ended April 30, 1999 and 1998 was $1,644,000 and ($1,312,000)
respectively. For the three months ended April 30, 1999, cash provided by operations was the result of net income, increases in trade accounts payable, and non-cash charges for depreciation and amortization partially offset by decreases in merchandise inventories and increases income taxes payable. For the three months ended April 30, 1998, cash used in operations resulted from an increase in merchandise inventories, prepaid expenses and a decrease in income taxes payable, partially offset by net income, non-cash charges for depreciation and amortization and an increase in trade accounts payable. The inventory turn-over rate for the apparel business was approximately 0.9 times during the three months ended April 30, 1999 and 0.8 times during the three months ended April 30, 1998. The inventory turn-over rate for the book business was approximately 0.2 times during the three months ended April 30, 1999 and 0.3 times during the three months ended April 30, 1998.

         Net cash (used in) investing activities was $2,317,000 and $839,000 for the three months ended April 30, 1999 and 1998, respectively. The increase in net cash used in investing activities was principally due to the opening of new stores and the remodeling of existing stores.

         Net cash (used in) financing activities was $747,000 and $131,000 for the three months ended April 30, 1999 and 1998, respectively. For the three months ended April 30, 1999 these funds were principally used for the payment of dividends on preferred and common stock . For the three months ended April 30, 1998 these funds were principally used for the payment of dividends on preferred and common stock, partially offset by the proceeds from incentive stock options exercised.

         As of April 30, 1999, the Company had cash and cash equivalents of $68,808,000 compared with $55,631,000 at April 30, 1998. In February 1998, the
Company purchased nine stores from Petrie Retail, Inc. and subsidiaries, for $720,000. These locations were made available as a result of Petrie's bankruptcy proceedings. The stores are located in regional malls and were opened during the quarter ended April 30, 1998.

         Opening a warehouse book store is capital intensive, because of the leasehold improvements and initial inventory required. It is anticipated that the funds to finance expansion will come from the cash and cash equivalents on hand. As of the balance sheet date, there were no commitments for the opening of any additional resort stores, however, the opening of one warehouse store is planned. Other than these items there are no known other trends or commitments, events or other uncertainties that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

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

         The operation of the Company's business is dependent, in part, on its computer software programs and operating systems (collectively, "Programs and Systems"). The Programs and Systems are used in several key areas of the Company's business, including merchandising, inventory management, pricing, sales, distribution, point-of-sale, financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential Year 2000 compliance issues. These actions are necessary to ensure that the Programs and Systems will recognize dates and process information in the Year 2000 and beyond. It is anticipated that remediation of some of the Company's Programs and Systems and replacement of some of the Company's Programs and Systems will be necessary to make such Programs and Systems Year 2000 compliant. As part of its evaluation, the Company reviewed both Information Technology ("IT") and non-"IT" systems. The Company has concluded that non-"IT" systems are not significant to the ongoing operation of its business. Although the Company is not currently aware of material Year 2000 compliance issues relating to systems of other companies with which the Company does business, there is no assurance that the Company will not be materially adversely affected by such issues affecting the systems of such other companies.

         As of April 30, 1999 the status of the Company's progress toward becoming Year 2000 compliant was as follows:

                            Estimated       Estimated           Approximate Amount               Estimated Completion
System                     % Complete       Total Cost           Expended to Date                Date - Quarter Ending
------                     ----------       ----------           ----------------                ----------------------
Financial                      100%         $500,000                    $475,000                        COMPLETE
P.C. & Mainframe
  including operating
  systems                       85%          250,000                     230,000                       July, 1999
Merchandising/
Distribution/
Warehousing                     65%          175,000                      55,000                     September, 1999
                                              -------                   --------
                                             $925,000                   $760,000
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

SEASONAL NATURE OF OPERATIONS


         The following table shows the Company's net sales and net earnings per quarter for the fiscal year ended January 31, 1999 on an unaudited basis.



                               Net Sales                      Net Income
                      --------------------------------------------------------
                        Amount             %           Amount              %
                        ------             -           ------              -
                                       (Dollars in Thousands)
                                       ----------------------

      1st Quarter     $ 49,759          21.2%         $  402              2.6%
      2nd Quarter       58,488          24.9%          3,814             24.6%
      3rd Quarter       60,007          25.6%          2,491             16.1%
      4th Quarter       66,470          28.3%          8,789             56.7%
                      ---------        ------        -------           -------

             TOTAL    $234,724         100.0%        $15,496            100.0%
                      =========        ======        =======           =======



Approximately 54% and 73% of the Company's net sales and net income, respectively, for fiscal 1999 occurred during the last six months, which includes the Back-to-School and Christmas selling seasons.

Item 3.
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of April 30, 1999, the Company had cash and cash equivalents of $68,808,000 compared to $55,631,000 as of April 30, 1998, and $44,933,000 as of
April 30, 1997. These funds are invested primarily in money market funds and short-term municipal bonds, all of which are fully insured or guaranteed by letters-of-credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.


PART II.   OTHER INFORMATION


Items 1 - 5.      NOT APPLICABLE
------------

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.
-------           ---------------------------------

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




                                          DEB SHOPS, INC.





         DATE:  June 14, 1999             By    /s/ Marvin Rounick
                                            ---------------------------------
                                                    Marvin Rounick
                                                    President







         DATE:  June 14, 1999             By    /s/ Lewis Lyons
                                            ---------------------------------
                                                     Lewis Lyons
                                                     Vice President, Finance
                                                     Chief Financial Officer