Form 10-Q
period 1999-07-31
DEB SHOPS INC
filed 1999-09-14
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  July 31, 1999
                              --------------------------------------------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                              -----------------------   ------------------------

Commission File Number                       0-12188
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

                    Yes X                     No
                       ---                      ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.01                             13,243,400
----------------------------                ------------------------------------
         (Class)                               (Outstanding at July 31, 1999)

                        DEB SHOPS, INC. AND SUBSIDIARIES



                                    I N D E X
                                    ---------

                                                                                     Page
                                                                                     ----
PART I.   Item 1, Financial Information:

                  Consolidated Balance Sheets -                                         1
                  July 31, 1999 and January 31, 1999

                  Consolidated Statements of Operations - Six Months and                2
                  Three Months Ended July 31, 1999 and July 31, 1998

                  Consolidated Statements of Cash Flows -                               3
                  Six Months Ended July 31, 1999 and July 31, 1998

                  Notes to Consolidated Financial Statements -                          4
                  July 31, 1999

          Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations - July 31, 1999                           5-11

          Item3.  Quantitative and Qualitative Disclosures About                        11
                    Market Risk


PART II.          Other Information                                                     11-12

                         DEB SHOPS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     JULY 31,                      JANUARY 31,
                                                                       1999                           1999
---------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $ 73,980,906                  $ 70,228,227
  Merchandise inventories                                            32,058,058                    23,934,155
  Prepaid expenses and other                                          1,893,491                     2,083,285
  Deferred income taxes                                               1,738,050                     1,706,050
                                                                   ------------                  ------------
    Total Current Assets                                            109,670,505                    97,951,717
                                                                   ------------                  ------------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                                                  150,000                       150,000
  Buildings                                                           4,347,697                     4,338,863
  Leasehold improvements                                             31,499,700                    29,416,173
  Furniture and equipment                                            16,849,251                    16,649,890
                                                                   ------------                  ------------
                                                                     52,846,648                    50,554,926
                                                                   ------------                  ------------
  Less accumulated depreciation
    and amortization                                                 35,982,374                    36,202,184
                                                                   ------------                  ------------
                                                                     16,864,274                    14,352,742
                                                                   ------------                  ------------

OTHER ASSETS
  Goodwill, net of accumulated amortization
    of $821,238  and $714,120, respectively                           2,397,167                     2,504,285
  Deferred income taxes                                               2,843,290                     2,505,290
  Other                                                               1,712,223                     1,712,223
                                                                   ------------                  ------------
    Total Other Assets                                                6,952,680                     6,721,798
                                                                   ------------                  ------------

                                                                   $133,487,459                  $119,026,257
                                                                   ============                  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                           $ 20,448,107                  $ 16,090,608
  Accrued expenses                                                    8,340,176                     6,658,918
  Income taxes payable                                                3,253,954                     2,727,892
                                                                   ------------                  ------------
    Total Current Liabilities                                        32,042,237                    25,477,418
                                                                   ------------                  ------------

Capital Lease Obligation                                              1,245,777                     1,392,255
                                                                   ------------                  ------------

Shareholders' Equity
  Series A Preferred Stock, par value $1.00
    a share:
  Authorized - 5,000,000 shares Issued and
      outstanding - 460 shares, liquidation
      value $460,000                                                        460                           460
  Common Stock, par value $.01 a share:
    Authorized - 25,000,000 shares
    Issued Shares - 15,688,290                                          156,883                       156,883
  Additional paid in capital                                          5,541,944                     5,541,944
  Retained earnings                                                 109,612,093                   101,844,410
                                                                   ------------                  ------------
                                                                    115,311,380                   107,543,697

  Less common treasury shares, at cost -
    July 31, 1999: 2,444,890;
    January 31, 1999: 2,489,410                                      15,111,935                    15,387,113
                                                                   ------------                  ------------
                                                                    100,199,445                    92,156,584
                                                                   ------------                  ------------
                                                                   $133,487,459                  $119,026,257
                                                                   ============                  ============


The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                            Six Months Ended July 31,           Three Months Ended July 31,
                                                    ---------------------------------------------------------------------------

                                                          1999                 1998                 1999                 1998
                                                          ----                 ----                 ----                 ----
Revenues
  Net Sales                                         $126,227,817         $108,246,822         $66,710,424           $58,487,659
                                                    ------------         ------------         -----------           -----------



Costs and Expenses
  Cost of Sales, including
    buying and occupancy costs                        85,820,815           79,407,581          42,109,022            41,033,746
  Selling and administrative                          25,013,155           22,039,011          12,788,227            11,528,698
  Depreciation and amortization                        1,951,919            1,874,657             988,050               940,188
                                                     -----------          -----------          ----------            ----------
                                                     112,785,889          103,321,249          55,885,299            53,502,632
                                                     -----------          -----------          ----------            ----------


Operating Income                                      13,441,928            4,925,573          10,825,125             4,985,027
Other income, principally interest                     1,535,183            1,560,590             692,538               881,856
                                                     -----------          -----------          ----------            ----------


Income Before Income Taxes                            14,977,111            6,486,163          11,517,663             5,866,883
Income Taxes                                           5,691,000            2,270,000           4,444,000             2,053,000
                                                     -----------          -----------          ----------            ----------

Net Income                                           $ 9,286,111          $ 4,216,163          $7,073,663           $ 3,813,883
                                                     ===========          ===========          ==========           ===========

Net Income  Per Common Share
                                             Basic   $      0.70          $      0.32           $    0.53           $      0.29
                                                     ===========          ===========           =========           ===========
                                           Diluted   $      0.69          $      0.32           $    0.52           $      0.29
                                                     ===========          ===========           =========           ===========

Cash Dividend Declared
  Per Common Share                                   $      0.10          $      0.10           $    0.05           $      0.05
                                                     ===========          ===========           =========           ===========

Weighted Average Number of
  Common Shares Outstanding
                                             Basic    13,209,671           12,979,736          13,217,765            13,044,748
                                                     ===========          ===========          ==========            ==========
                                           Diluted    13,464,381           13,193,110          13,492,866            13,228,123
                                                     ===========          ===========          ==========            ==========



The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 Six Months Ended July 31,
                                                                           ------------------------------------
                                                                                1999                   1998
                                                                                ----                   ----

 Cash flows provided by operating activities:
   Net income                                                                 9,286,111               4,216,163
   Adjustments to reconcile net income to net
     Cash provided by operating activities:
       Depreciation and amortization                                          1,951,918               1,874,657
       Deferred income tax (benefit)                                       (    370,000)           (    930,000)
       Loss on retirement of property, plant and equipment                      211,447                 146,282
       Change in assets and liabilities:
         Increase in merchandise inventories                               (  8,123,903)           (  8,365,193)
         Decrease (Increase) in prepaid expenses and other                      189,794            (    665 951)
         Increase in trade accounts payable                                   4,357,499               7,608,619
         Increase in accrued expenses                                         1,681,258                 562,132
         Increase in income taxes payable                                       526,062               1,095,621
                                                                           ------------            ------------
         Net cash provided by operating activities                            9,710,186               5,542,330
                                                                           ------------            ------------

 Cash flows used in investing activities:
   Increase in other assets                                                                            (544,709)
   Purchase of property, plant and equipment, net                          (  4,567,780)           (  2,004,790)
                                                                           ------------            ------------
         Net cash used in investing activities                             (  4,567,780)           (  2,549,499)
                                                                           ------------            ------------

 Cash flows used in financing activities:
       Preferred stock cash dividends paid                                 (     27,600)           (     27,600)
       Common stock cash dividends paid                                    (  1,322,114)           (  1,306,223)
       Proceeds from exercise of stock options                                  106,465                 837,500
       Principal payments under capital lease obligations                  (    146,478)           (    119,604)
                                                                           ------------            ------------
         Net cash used in financing activities                             (  1,389,727)           (    615,927)
                                                                           ------------            ------------

 Increase in cash and cash equivalents                                        3,752,679               2,376,904
 Cash and cash equivalents at beginning of period                            70,228,227              57,912,689
                                                                           ------------            ------------
 Cash and cash equivalents at end of period                                 $73,980,906             $60,289,593
                                                                           ============            ============

 Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest on capital lease obligation                                   $   128,522             $   155,000
     Income taxes, net                                                      $ 5,535,919             $ 2,281,482


The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1999

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999. The Balance Sheet at January 31, 1999 has been derived from the audited financial statements at that date.

NOTE B - NET INCOME PER SHARE

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations. As required by SFAS No. 128 all prior-period per share data has been restated to conform with the provisions of this statement.


                                                    Three Months Ended July 31,             Six Months Ended July 31,
                                                    ---------------------------             -------------------------
                                                    1999                1998                1999                 1998
                                                ------------------------------------------------------------------------

         Net income                             $7,073,662          $3,813,883           $9,286,111           $4,216,163

         Dividends on preferred stock              (13,800)            (13,800)             (27,600)             (27,600)
                                                ----------          ----------           ----------           ----------

         Income available to
             Common shareholders                $7,059,862          $3,800,083           $9,258,511           $4,188,563
                                                ==========          ==========           ==========           ==========

         Basic weighted average
              Number of common
              Shares outstanding                13,217,765          13,044,748           13,209,671           12,979,736

         Effect of dilutive stock options          275,101             183,375              254,710              213,374
                                                ----------          ----------           ----------           ----------

         Diluted weighted average
              Number of common
              Shares outstanding                13,492,866          13,228,123           13,464,381           13,193,110
                                                ==========          ==========           ==========           ==========

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

Overview

         Deb Shops, Inc. (the "Company") operates 268 women's specialty apparel retail stores offering moderately priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sized women. The Company also operates eight Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

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

         Results of operations for the Company for the three and six months ended July 31, 1999 and 1998, are presented on a consolidated basis and divisional basis to provide relevant information concerning the Company's retail apparel store business, which is the Company's principal line of business, and the retail book business.

Results of Operations - Consolidated

         Consolidated net sales increased $17,981,000 (16.6%) to $126,228,000 in the six months ended July 31, 1999 from $108,247,000 in the six months ended July 31, 1998, and increased $15,738,000 (17.0%) in the six months ended July 31, 1998 from the six months ended July 31, 1997. Consolidated net sales increased $8,223,000 (14.1%) to $66,710,000 in the three months ended July 31, 1999 from $58,488,000 in the three months ended July 31, 1998 and increased $9,907,000 (20.4%) in the three months ended July 31, 1998 from the three months ended July 31, 1997. The increases in the three and six month periods ended July 31, 1999 were primarily the result of increased comparable store sales in the apparel division. The increases in the three and six month periods ended July 31, 1998 were primarily the result of increased sales in the apparel business and, to a lesser extent, an increase in the number of book stores.

         The changes in net sales, cost of sales, selling and administrative expense and net income are more fully described in the sections on "Apparel Business" and "Book Business" that follow.

         Other income, principally interest, decreased ($25,000) (1.6%) to $1,535,000 in the six months ended July 31, 1999 from $1,561,000 in the six months ended July 31, 1998 and increased $611,000 (64.3%) in the six months ended July 31, 1998 from the six months ended July 31, 1997. Other income, principally interest, decreased ($189,000) (21.5%) to $693,000 in the three months ended July 31, 1999 from $882,000 in the three months ended July 31, 1998 and increased $373,000 (73.2%) in the three months ended July 31, 1998 from the three months ended July 31, 1997. Interest income is offset by losses on the disposition of fixed assets. The decreases in the six and three months ended July 31, 1999 were primarily the result of losses on disposition of fixed assets and lower interest rates. The increases during the six and three months ended July 31, 1998 were primarily the result of earnings on higher cash balances and decreased write-offs from the disposition of fixed assets.

         Net income before income taxes increased $8,491,000 (130.9%) to $14,977,000 in the six months ended July 31, 1999 from $6,486,000 in the six months ended July 31, 1998 and increased $6,891,000 (1,703.3%) in the six months ended July 31, 1997. Net income before income taxes increased $5,561,000 (96.3%) to $11,518,000 in the three months ended July 31, 1999 from $5,867,000 in the three months ended July 31, 1998 and increased $4,006,000 (215.2%) in the three months ended July 31, 1998 from the three months ended July 31, 1997. The increases for the six and three months ended July 31, 1999 and 1998, were primarily the result of increased sales and margins in the apparel business.

Results of Operations - Apparel Business

         Net sales increased $17,896,000 (17.8%) to $118,586,000 in the six months ended July 31, 1999 from $100,691,000 in the six months ended July 31, 1998 and increased $14,615,000 (17.0%) in the six months ended July 31, 1998 from the six months ended July 31, 1997. Net sales increased $8,077,000 (15.0%) to $61,992,000 in the three months ended July 31, 1999 from $53,915,000 in the three months ended July 31, 1998 and increased $9,257,000 (20.7%) in the three months ended July 31, 1998 from the three months ended July 31, 1997. The increases in net sales for the six and three months ended July 31, 1999 resulted primarily from increased customer acceptance of the Company's products, which is attributed to the Company's continual refining of its focus on its younger customers, in addition to its continuing efforts to improve visual merchandising. The increases in net sales for the six and three months ended July 31, 1998 resulted primarily from a continued return of fashion direction in the woman's specialty apparel industry, the Company's focus on its younger customers, and improved visual merchandising the stores.

         The following table sets forth certain store information.


                                                              Six Months Ended July 31,(1)     Three Months Ended July 31,(1)
                                                            ------------------------------------------------------------------
                                                               1999               1998             1999             1998
                                                               ----               ----             ----             ----
Stores open at end of the period                                276                278              276              278
Average number in operation during the period                   275                280              275              277
Average net sales per store (in thousands)                     $431               $360             $225             $195
Average operating income per store (in thousands)              $ 48               $ 15             $ 38             $ 17
Comparable Store Sales(2) -- Percent Change                    15.8%              13.7%            13.5%            16.3%

--------
(1) Includes Tops `N Bottoms stores

(2) Comparable store sales include stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation

         Cost of sales, including buying and occupancy costs, increased $6,226,000 (8.4%) to $80,420,000 in the six months ended July 31, 1999 from
$74,194,000 in the six months ended July 31, 1998 and increased $6,702,000 (9.9%) in the six months ended July 31, 1998 from the six months ended July 31, 1997. Cost of sales, including buying and occupancy costs, increased $900,000 (2.4%) to $38,744,000 in the three months ended July 31, 1999 from $37,843,000 in the three months ended July 31, 1999 and increased $4,618,000 (13.9%) in the three months ended July 31, 1998 from the three months ended July 31, 1997. The increases in cost of sales, including buying and occupancy costs in the six and three months ended July 31, 1999 and 1998 were principally due to the increases in sales during the periods. As a percentage of net sales, these costs were 67.8% and 73.7% during the six months ended July 31, 1999 and 1998, respectively, and 62.5% and 70.2% during the three months ended July 31, 1999 and 1998, respectively. For the six and three months ended July 31, 1999 and 1998, the decreased percentages resulted primarily from increased margins. Buying and occupancy costs were 16.5% and 18.0% of sales for the six months ended July 31, 1999 and 1998. respectively, and 16.6% and 17.2% of net sales for the three months ended July 31, 1999 and 1998, respectively. The percentage decreases for the six and three months ended July 31, 1999 as compared to the six and three months ended July 31, 1998, resulted principally from an increase in sales during the periods.

         Selling and administrative expenses increased $2,844,000 (13.8%) to $23,384,000 in the six months ended July 31, 1999 from $20,540,000 in the six months ended July 31, 1998 and increased $1,969,000 (10.6%) in the six months ended July 31, 1998 from the six months ended July 31, 1997. Selling and administrative expenses increased $1,224,000 (11.5%) to $11,887,000 in the three months ended July 31, 1999 from $10,663,000 in the three months ended July 31, 1998 and increased $1,209,000 (12.8%) in the three months ended July 31, 1998 from the three months ended July 31, 1997. The increase in selling and administrative costs for the six and three months ended July 31, 1999 was primarily due to increased store operating costs and increased administrative costs. The increase in selling and administrative costs for the six and three months ended July 31, 1998 was primarily due to increased store operating costs. As a percentage of net sales, these expenses were 19.7% and 20.4% in the six months ended July 31, 1999 and 1998, respectively, and 19.2% and 19.8% in the three months ended July 31, 1999 and 1998, respectively. The percentage decreases in the six and three months ended July 31, 1999 were primarily the result of an increase in sales for the periods.

         Depreciation expense increased $72,000 to $1,698,000 in the six months ended July 31, 1999 from $1,626,000 in the six months ended July 31, 1998 and decreased ($274,000) in the six months ended July 31, 1998 from the six months ended July 31, 1997. Depreciation expense increased $44,000 to $859,000 in the three months ended July 31, 1999 from $816,000 in the three months ended July 31, 1999 and decreased ($133,000) in the three months ended July 31, 1998 from the three months ended July 31, 1997. The increases for the six and three months ended July 31, 1999 were primarily attributable to new store openings and remodeling of existing stores. The decreases for the six and three months ended July 31, 1998 were principally attributable to a reduction in the number of stores to be closed and the write-offs associated with them.

         Operating income was $13,084,000 in the six months ended July 31, 1999 as compared to operating income of $4,330,000 in the six months ended July 31, 1998 and an operating (loss) of ($1,888,000) in the six months ended July 31, 1997. Operating income was $10,502,000 in the three months ended July 31, 1999 as compared to operating income of $4,592,000 in the three months ended July 31, 1998 and $1,030,000 in the three months ended July 31, 1997. As a percentage of sales, operating income was 11.0% and 4.3% in the six months ended July 31, 1999 and 1998, respectively, and 16.9% and 8.5% in the three months ended July 31, 1999 and 1998, respectively. The increases in operating income for the six and three months ended July 31, 1999 and 1998 were primarily attributable to the increases in sales and margins, partially offset by increases in selling and administrative expenses

Results of Operations - Book Business

         Net sales increased $85,000 (1.1%) to $7,642,000 in the six months ended July 31, 1999 from $7,556,000 in the six months ended July 31, 1998 and increased $1,123,000 (17.4%) in the six months ended July 31, 1998 from the six months ended July 31, 1997. Net sales increased $146,000 (3.2%) to $4,718,000 in the three months ended July 31, 1999 from $4,573,000 in the three months ended July 31, 1998 and increased $651,000 (16.6%) in the three months ended July 31, 1998 from the three months ended July 31, 1997. The increases in the six and three months ended July 31, 1999 were lower than in the prior periods primarily as a result of increased competition. The increases in the six and three months ended July 31, 1998 resulted primarily from the addition of one warehouse store.

The following table sets forth certain store information:

                                                                     Per Store Data                 Per Store Data
                                                                       Six Months                    Three Months
                                                                      Ended July 31,                Ended July 31,
                                                                -------------------------------------------------------

                                                                  1999             1998            1999          1998
                                                                  ----             ----            ----          ----
Resort Stores:
   Stores open at end of period                                     12                11             12             11
   Average number in operation during the period                    12                11             12             11
   Average net sales per store (in thousands)                     $222              $209           $183           $172
Warehouse Stores:
   Stores open at end of period                                      6                 6              6              6
   Average number in operation during the period                     6                 6              6              6
   Average net sales per store (in thousands)                     $821             $ 856           $418           $441

Comparable Store Sales (1) - Percent Change                       (4.2%)           ( 1.4%)        (3.8%)           1.2%

-------

(1) Comparable store sales include resort and warehouse stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         Cost of sales, including buying and occupancy costs, increased $187,000 (3.5%) to $5,491,000 in the six months ended July 31, 1999 from $5,304,000 in the six months ended July 31, 1998 and increased $770,000 (17.0%) in the six months ended July 31, 1998 from the six months ended July 31, 1997. Cost of sales, including buying and occupancy costs increased $175,000 (5.4%) to $3,410,000 in the three months ended July 31, 1999 from $3,235,000 in the three months ended July 31, 1998 and increased $422,000 (15.0%) in the three months ended July 31, 1998 from the three months ended July 31, 1997. The increases during the six and three months ended July 31, 1999 were primarily the result of increased sales and increased occupancy costs offset by improved inventory management. The increases during the six and three months ended July 31, 1998 were primarily the result of increased sales, resulting from the addition of one warehouse store.

         Selling and administrative expenses increased $132,000 (8.8%) to $1,626,000 in the six months ended July 31, 1999 from $1,494,000 in the six months ended July 31, 1998 and increased $261,000 (21.2%) in the six months ended July 31, 1998 from the six months ended July 31, 1997. Selling and administrative expenses increased $40,000 (4.6%) to $900,000 in the three months ended July 31, 1999 from $860,000 in the three months ended July 31, 1998 and increased $147,000 (20.7%) in the three months ended July 31, 1997. The increases in the six and three months ended July 31, 1999 were primarily the result of higher administrative costs. The increases in the six and three months ended July 31, 1998 were primarily the result of additional stores.

         Depreciation and amortization expense increased $6,000 to $224,000 in the six months ended July 31, 1999 from $218,000 in the six months ended July 31, 1998 and increased $30,000 in the six months ended July 31, 1998 from the six months ended July 31, 1997. Depreciation and amortization increased $4,000 to $114,000 in the three months ended July 31, 1999 from $109,000 in the three months ended July 31, 1998 and increased $8,000 in the three months ended July 31, 1998 from the three months ended July 31, 1997.
The increases are primarily the result of additional stores.

         Operating income decreased ($239,000) (44.3%) to $301,000 in the six months ended July 31, 1999 from $540,000 in the six months ended July 31, 1998 and increased $62,000 (13.1%) in the six months ended July 31, 1998 from the six months ended July 31, 1997. Operating income decreased ($73,000) (19.9%) to $295,000 in the three months ended July 31, 1999 from $368,000 in the three months ended July 31, 1998 and increased $73,000 (24.7%) in the three months ended July 31, 1998 from the three months ended July 31, 1997. The changes in operating income for the six and three months ended July 31, 1999 and 1998, which the Company believes are not material, are primarily the result of the factors described above. As a percentage of sales, operating income represented 3.9% and 7.1% in the six months ended July 31, 1999 and 1998, respectively, and 6.2% and 8.0% in the three months ended July 31, 1999 and 1998, respectively.

Liquidity and Capital Resources - Consolidated

         During the six months ended July 31, 1999, and 1998, the Company funded internally all of its operating needs, including capital expenditures for the opening of new apparel stores and for the remodeling of existing apparel and book stores. Total cash provided by operating activities for the six months ended July 31, 1999 and 1998 was $9,710,000 and $5,542,000, respectively. For the six months ended July 31, 1999 and 1998, cash provided by operations was the result of net income, increases in trade accounts payable, accrued expenses, income taxes payable and non-cash charges for depreciation and amortization partially offset by decreases in merchandise inventories. The inventory turn-over rate for the apparel business was approximately 1.7 times during the six months ended July 31, 1999 and 1.7 times during the six months ended July 31, 1998. The inventory turn-over rate for the book business was approximately
0.6 times during the six months ended July 31, 1999 and 0.7 times during the six months ended July 31, 1998.

         Net cash used in investing activities was $4,568,000 and $2,549,000 for the six months ended July 31, 1999 and 1998, respectively. The increase in net cash used in investing activities was principally due to the opening of new stores and the remodeling of existing stores.

         Net cash used in financing activities was $1,390,000 and $616,000 for the six months ended July 31, 1999 and 1998, respectively. For the six months ended July 31, 1999, these funds were principally used for the payment of dividends on preferred and common stock . For the six months ended July 31, 1998, these funds were principally used for the payment of dividends on preferred and common stock, partially offset by the proceeds from incentive stock options exercised.

         In February 1998, the Company purchased nine stores from Petrie Retail, Inc. and subsidiaries for $720,000. These locations were made available as a result of Petrie's bankruptcy proceedings. The stores are located in regional malls, and were opened during the Company's fiscal quarter ended April 30, 1998.

         Opening a warehouse book store is capital intensive, because of the leasehold improvements and initial inventory required. It is anticipated that the funds to finance expansion will come from the cash and cash equivalents on hand. As of the balance sheet date, there were no commitments for the opening of additional resort stores; however, the opening of one warehouse store is planned. Other than these items, there are no known other trends or commitments, events or other uncertainties that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

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

         As of July 31, 1999 the status of the Company's progress toward becoming Year 2000 compliant was as follows:


                            Estimated        Estimated          Approximate Amount           Estimated Completion
System                     % Complete       Total Cost           Expended to Date            Date - Quarter Ending
------                     ----------       ----------           ----------------           ----------------------
Financial                     100%           $500,000                $475,000                      COMPLETE
P.C. & Mainframe
  including operating
  systems                     100%            250,000                 250,000                      COMPLETE
Merchandising/
Distribution/
Warehousing                    65%            175,000                 150,000                      October, 1999
                                             --------                --------
                                             $925,000                $875,000
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

                                                                Net Sales                      Net Income
                                             -------------------------------------- ---------------------------------
                                                     Amount             %           Amount             %
                                                                     (Dollars in Thousands)
                        1st Quarter                 $ 49,759          21.2%        $   402              2.6%
                        2nd Quarter                   58,488          24.9%          3,814             24.6%
                        3rd Quarter                   60,007          25.6%          2,491             16.1%
                        4th Quarter                   66,470          28.3%          8,789             56.7%
                                                    --------         ------        -------            ------

                               TOTAL                $234,724         100.0%        $15,496            100.0%
                                                    =========        ======        =======            ======

Approximately 54% and 73% of the Company's net sales and net income, respectively, for fiscal 1999 occurred during the last six months, which includes the Back-to-School and Christmas selling seasons.

Item 3.
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of July 31, 1999, the Company had cash and cash equivalents of $73,981,000 compared to $60,290,000 as of July 31, 1998, and $44,910,000 as of
July 31, 1997. These funds are invested primarily in money market funds and short-term municipal bonds, all of which are fully insured or guaranteed by letters-of-credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.


PART II.   OTHER INFORMATION

Items 1 - 3.      NOT APPLICABLE
-----------
Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
------
                  The annual meeting of the Company was held on Wednesday, May
19, 1999. Total votes present either in person or by proxy were 12,951,102. The votes were cast as follows for the election of directors:

                                               FOR                 WITHHELD
                                            ----------             --------
                  Marvin Rounick            12,924,268              26,834
                  Warren Weiner             12,924,268              26,834
                  Jack A. Rounick           12,924,268              26,834
                  Paul S. Bachow            12,923,968              27,134
                  Barry H. Feinberg         12,923,968              27,134
                  Barry H. Frank            12,924,268              26,834

There were no other matters voted on at the meeting.

Item 5.           NOT APPLICABLE
-------

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.
-------           ---------------------------------

                  (a)  Exhibits

                        10-20.1 Amended and Restated Deb Shops, Inc. 1995 Incentive Stock Option Plan (Amending and Restating 1997 FORM 10-K, Exhibit 10-20)

                        27       Financial Data Schedule


                  (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended July 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                                 DEB SHOPS, INC.





DATE:  September 14, 1999                        By /s/ Marvin Rounick
                                                   -----------------------------
                                                   Marvin Rounick
                                                   President







DATE:  September 14, 1999                        By /s/ Lewis Lyons
                                                    ----------------------------
                                                    Lewis Lyons
                                                    Vice President, Finance
                                                    Chief Financial Officer