Form 10-Q
period 1999-10-31
DEB SHOPS INC
filed 1999-12-13
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              October 31, 1999
                                 ----------------------------------------------
OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to
                               -------------------     ------------------------


Commission File Number           0-12188
                        ----------------------------------------------



                                 DEB SHOPS, INC.
           -----------------------------------------------------------
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

                                 (215) 676-6000
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                    Yes     X        No
                        --------        ----------
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.01                              13,243,400
----------------------------                   ---------------------------------
         (Class)                               (Outstanding at October 31, 1999)

                        DEB SHOPS, INC. AND SUBSIDIARIES



                                    I N D E X






                                                                            Page
PART I.  Item 1. Financial Information:


                 Consolidated Balance Sheets -                                 1
                 October 31, 1999 and January 31, 1999

                 Consolidated Statements of Operations - Three Months and      2
                 Nine Months Ended October 31, 1999 and October 31, 1998

                 Consolidated Statements of Cash Flows -                       3
                 Nine Months Ended October 31, 1999 and October 31, 1998

                 Notes to Consolidated Financial Statements -                  4
                 October 31, 1999

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations - October 31, 1999     5-11

         Item 3. Quantitative and Qualitative Disclosures About               12
                 Market Risk


PART II.         Other Information                                            12

                         DEB SHOPS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                 OCTOBER 31,    JANUARY 31,
                                                                                    1999            1999
                                                                                ------------   ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                     $ 76,256,830   $ 70,228,227
  Merchandise inventories                                                         25,470,769     23,934,155
  Prepaid expenses and other                                                       1,827,011      2,083,285
  Deferred income taxes                                                            2,046,050      1,706,050
                                                                                ------------   ------------
    Total Current Assets                                                         105,600,660     97,951,717
                                                                                ------------   ------------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                                                               150,000        150,000
  Buildings                                                                        4,347,697      4,338,863
  Leasehold improvements                                                          33,774,768     29,416,173
  Furniture and equipment                                                         17,129,030     16,649,890
                                                                                ------------   ------------
                                                                                  55,401,495     50,554,926
                                                                                ------------   ------------
  Less accumulated depreciation
    and amortization                                                              37,003,601     36,202,184
                                                                                ------------   ------------
                                                                                  18,397,894     14,352,742
                                                                                ------------   ------------

OTHER ASSETS
  Goodwill, net of accumulated amortization
    of $874,797  and $714,120, respectively                                        2,343,608      2,504,285
  Deferred income taxes                                                            3,075,290      2,505,290
  Other                                                                            1,712,223      1,712,223
                                                                                ------------   ------------
    Total Other Assets                                                             7,131,121      6,721,798
                                                                                ------------   ------------

                                                                                $131,129,675   $119,026,257
                                                                                ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                                        $ 16,047,200   $ 16,090,608
  Accrued expenses                                                                 8,407,199      6,658,918
  Income taxes payable                                                             1,898,794      2,727,892
                                                                                ------------   ------------
    Total Current Liabilities                                                     26,353,193     25,477,418
                                                                                ------------   ------------

Capital Lease Obligation                                                           1,172,538      1,392,255
                                                                                ------------   ------------


Shareholders' Equity
  Series A Preferred Stock, par value $1.00
    Per share:
    Authorized - 5,000,000 shares
    Issued and outstanding - 460 shares,
      Liquidation value $460,000                                                         460            460
  Common Stock, par value $.01 per share:
    Authorized - 50,000,000 shares
    Issued Shares - 15,688,290                                                       156,883        156,883
  Additional paid in capital                                                       5,541,944      5,541,944
  Retained earnings                                                              113,016,592    101,844,410
                                                                                ------------   ------------
                                                                                 118,715,879    107,543,697

  Less common treasury shares, at cost -
    October 31, 1999: 2,444,890;
    January 31, 1999: 2,489,410                                                   15,111,935     15,387,113
                                                                                ------------   ------------
                                                                                 103,603,944     92,156,584
                                                                                ------------   ------------
                                                                                $131,129,675   $119,026,257
                                                                                ============   ============


The notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                   Three Months Ended October 31,              Nine Months Ended October 31,
                                               ------------------------------------         ---------------------------------
                                                    1999                  1998                  1999                  1998
                                               -------------           ------------         -------------         -----------

Revenues
  Net Sales                                    $ 67,724,965           $ 60,007,204          $193,952,782         $168,254,026
                                               ------------           ------------          ------------         ------------
Costs and Expenses
  Cost of Sales, including
    buying and occupancy costs                   47,884,092             44,350,323           133,704,907          123,757,904
  Selling and administrative                     13,165,931             11,553,550            38,179,086           33,592,529
  Depreciation and amortization                   1,074,786                940,392             3,026,705            2,815,079
                                               ------------           ------------          ------------         ------------
                                                 62,124,809             56,844,265           174,910,698          160,165,512
                                               ------------           ------------          ------------         ------------

Operating Income                                  5,600,156              3,162,939            19,042,084            8,088,512
Other income, principally interest                  982,312                669,038             2,517,495            2,229,628
                                               ------------           ------------          ------------         ------------

Income Before Income Taxes                        6,582,468              3,831,977            21,559,579           10,318,140
Income Taxes                                      2,502,000              1,341,000             8,193,000            3,611,000
                                               ------------           ------------         ------------         ------------
Net Income                                     $  4,080,468           $  2,490,977          $ 13,366,579         $  6,707,140
                                               ============           ============          ============         ============
Net Income  Per Common Share
                                        Basic  $       0.31           $       0.19          $       1.01         $       0.51
                                               ============           ============          ============         ============
                                      Diluted  $       0.30           $       0.19          $       0.99         $       0.51
                                               ============           ============          ============         ============
Cash Dividend Declared
  Per Common Share                             $       0.05           $       0.05          $       0.15         $       0.15
                                               ============           ============          ============         ============

Weighted Average Number of
  Common Shares Outstanding
                                        Basic    13,243,400             13,118,430            13,220,015           13,025,968
                                               ============           ============          ============         ============
                                      Diluted    13,530,371             13,255,390            13,481,373           13,172,141
                                               ============           ============          ============         ============


              The notes to consolidated financial statements are an
                  integral part of these financial statements.
 .

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                                                              Nine Months Ended October 31,
                                                                                         ------------------------------------
                                                                                              1999                   1998
                                                                                         ------------           -------------


 Cash flows provided by operating activities:
   Net income                                                                             $13,366,579             $ 6,707,140
   Adjustments to reconcile net income to net
     Cash provided by operating activities:
       Depreciation and amortization                                                        3,026,705               2,815,049
       Deferred income tax (benefit)                                                         (910,000)             (1,555,000)
       Loss on retirement of property, plant and equipment                                    201,027                 146,282
       Change in assets and liabilities:
          (Increase) in merchandise inventories                                            (1,536,614)             (4,173,428)
          Decrease (Increase) in prepaid expenses and other                                   256,274                (623,966)
          (Decrease) increase in trade accounts payable                                       (43,408)                985,711
          Increase in accrued expenses                                                      1,748,281                 603,102
          (Decrease) in income taxes payable                                                 (829,098)               (363,379)
                                                                                         ------------           -------------
         Net cash provided by operating activities                                         15,279,746               4,541,511
                                                                                         ------------           ------------

 Cash flows used in investing activities:
   Purchase of property, plant and equipment, net                                          (7,112,207)             (2,809,312)
                                                                                         ------------           -------------
         Net cash used in investing activities                                             (7,112,207)             (2,809,312)
                                                                                         ------------           -------------

 Cash flows used in financing activities:
       Preferred stock cash dividends paid                                                    (41,400)                (41,400)
       Common stock cash dividends paid                                                    (1,984,284)             (1,962,457)
       Proceeds from exercise of stock options                                                106,465                 918,750
       Principal payments under capital lease obligations                                    (219,717)               (179,406)
       Other investing activities                                                                   0                (544,709)
                                                                                         ------------           -------------
         Net cash used in financing activities                                             (2,138,936)             (1,809,222)
                                                                                         ------------           -------------

 Increase (decrease) in cash and cash equivalents                                           6,028,603                 (77,023)
 Cash and cash equivalents at beginning of period                                          70,228,227              57,912,689
                                                                                         ------------            ------------
 Cash and cash equivalents at end of period                                               $76,256,830             $57,835,666
                                                                                         ============            ============

 Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest on capital lease obligation                                                 $   192,783             $   233,094
     Income taxes, net                                                                    $ 9,930,843             $ 5,799,412



             The notes to consolidated financial statements are an
                   integal part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                OCTOBER 31, 1999

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999. The Balance Sheet at January 31, 1999 has been derived from the audited financial statements at that date.

NOTE B - NET INCOME PER SHARE

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations. As required by SFAS No. 128 all prior-period per share data has been restated to conform with the provisions of this statement.


                                        Three Months Ended October 31,        Nine  Months Ended October 31,
                                        ------------------------------        ------------------------------
                                             1999            1998                 1999             1998
                                          ----------      ----------           ---------        ----------

Net income                                $4,080,468      $2,490,977         $13,366,579        $6,707,140

Dividends on preferred stock                 (13,800)        (13,800)            (41,400)          (41,400)
                                          ----------      ----------           ---------        ----------

Income available to
    Common shareholders                   $4,066,668      $2,477,177         $13,325,179        $6,665,740
                                          ==========      ==========         ===========        ==========

Basic weighted average
     Number of common
     Shares outstanding                   13,243,400      13,118,430          13,220,015        13,025,968

Effect of dilutive stock options             286,971         136,960             261,358           146,173
                                          ----------      ----------           ---------        ----------

Diluted weighted average
     Number of common
     Shares outstanding                   13,530,371      13,255,390          13,481,373        13,172,141
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

Overview

         Deb Shops, Inc. (the "Company") operates 273 women's specialty apparel retail stores offering moderately priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sized women. The Company also operates eight Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

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

         Results of operations for the Company for the three and nine months ended October 31, 1999 and 1998, are presented on a consolidated basis and divisional basis to provide relevant information concerning the Company's retail apparel store business, which is the Company's principal line of business, and the retail book business.

Results of Operations - Consolidated

         Consolidated net sales increased $25,699,000 (15.3%) to $193,953,000 in the nine months ended October 31, 1999 from $168,254,000 in the nine months ended October 31, 1998, and increased $12,033,000 (9.1%) in the nine months ended October 31, 1998 from the nine months ended October 31, 1997. Consolidated net sales increased $7,718,000 (12.9%) to $67,725,000 in the three months ended October 31, 1999 from $60,007,000 in the three months ended October 31, 1998 and increased $6,023,000 (13.0%) in the three months ended October 31, 1998 from the three months ended October 31, 1997. The increases in the nine and three month periods ended October 31, 1999 were primarily the result of increased comparable store sales in the apparel division. The increases in the nine and three month periods ended October 31, 1998 were primarily the result of increased sales in the apparel business and, to a lesser extent, an increase in the number of book stores.

         The changes in net sales, cost of sales, selling and administrative expense and net income are more fully described in the sections on "Apparel Business" and "Book Business" that follow.

         Other income, principally interest, increased $288,000 (12.9%) to $2,517,000 in the nine months ended October 31, 1999 from $2,230,000 in the nine months ended October 31, 1998 and decreased ($105,000) (6.5%) in the nine months ended October 31, 1998 from the nine months ended October 31, 1997. Other income, principally interest, increased $313,000 (46.8%) to $982,000 in the three months ended October 31, 1999 from $669,000 in the three months ended October 31, 1998 and decreased ($93,000) (5.4%) in the three months ended October 31, 1998 from the three months ended October 31, 1997. Interest income is offset by losses on the disposition of fixed assets. The increases during the nine and three months ended October 31, 1999 were primarily the result of earnings on higher cash balances and decreased write-offs from the disposition of fixed assets. The decreases in the nine and three months ended October 31, 1998 were primarily the result of losses on disposition of fixed assets and lower interest rates

         Net income before income taxes increased $11,241,000 (108.9%) to $21,560,000 in the nine months ended October 31, 1999 from $10,318,000 in the nine months ended October 31, 1998 and increased $10,005,000 (111.6%) in the nine months ended October 31, 1998 from the nine months ended October 31, 1997. Net income before income taxes increased $2,750,000 (71.8%) to $6,582,000 in the three months ended October 31, 1999 from $3,832,000 in the three months ended October 31, 1998 and increased $5,089,000 (138.9%) in the three months ended October 31, 1998 from the three months ended October 31, 1997. The increases for the nine and three months ended October 31, 1999 and 1998, were primarily the result of increased sales and margins in the apparel business.

Results of Operations - Apparel Business

         Net sales increased $25,617,000 (16.4%) to $181,378,000 in the nine months ended October 31, 1999 from $155,761,000 in the nine months ended October 31, 1998 and increased $21,291,000 (15.8%) in the nine months ended October 31, 1998 from the nine months ended October 31, 1997. Net sales increased $7,722,000 (14.0%) to $62,791,000 in the three months ended October 31, 1999 from $55,070,000 in the three months ended October 31, 1998 and increased $6,675,000 (13.8%) in the three months ended October 31, 1998 from the three months ended October 31, 1997. The increases in net sales for the nine and three months ended October 31, 1999 resulted primarily from increasing customer acceptance of the Company's products, which the Company believes is attributable to its continual refining of its focus on its younger customers, in addition to its continuing efforts to improve visual merchandising. The increases in net sales for the nine and three months ended October 31, 1998 resulted primarily from a continued return of fashion direction in the woman's specialty apparel industry, the Company's focus on its younger customers, and improved visual merchandising the stores.

         The following table sets forth certain store information.


                                                       Three Months Ended October 31,(1)       Nine Months Ended October 31,(1)
                                                       ---------------------------------       --------------------------------

                                                           1999              1998             1999              1998
                                                           ----              ----             ----              ----

Stores open at end of the period                           281                278              281               278
Average number in operation during the period              279                278              275               278
Average net sales per store (in thousands)                $225               $198             $660              $560
Average operating income per store (in thousands)         $ 18               $  9             $ 66              $ 25
Comparable Store Sales(2)- Percent Change                 11.3%              10.0%            14.2%             12.3%



--------
(1)  Includes Tops `N Bottoms stores.
(2) Comparable store sales include stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         Cost of sales, including buying and occupancy costs, increased $9,773,000 (8.5%) to $124,965,000 in the nine months ended October 31, 1999 from
$115,191,000 in the nine months ended October 31, 1998 and increased $10,280,000 (9.8%) in the nine months ended October 31, 1998 from the nine months ended October 31, 1997. Cost of sales, including buying and occupancy costs, increased $3,547,000 (8.7%) to $44,544,000 in the three months ended October 31, 1999 from $40,997,000 in the three months ended October 31, 1998 and increased $3,578,000 (9.6%) in the three months ended October 31, 1998 from the three months ended October 31, 1997. The increases in cost of sales, including buying and occupancy costs, in the nine and three months ended October 31, 1999 and 1998 were principally due to the increase in sales during the periods. As a percentage of net sales, these costs were 68.9% and 74.0% during the nine months ended October 31, 1999 and 1998, respectively, and 70.9% and 74.4% during the three months ended October 31, 1999 and 1998, respectively. For the nine and three months ended October 31, 1999 and 1998, the decreased percentages resulted primarily from increased margins. Buying and occupancy costs were 15.8% and 17.3% of sales for the nine months ended October 31, 1999 and 1998. respectively, and 14.6% and 16.1% of net sales for the three months ended October 31, 1999 and 1998, respectively. The percentage decreases for the nine and three months ended October 31, 1999 as compared to the nine and three months ended October 31, 1998, resulted principally from an increase in sales during the periods.

         Selling and administrative expenses increased $4,404,000 (14.1%) to $35,673,000 in the nine months ended October 31, 1999 from $31,269,000 in the nine months ended October 31, 1998 and increased $3,211,000 (11.4%) in the nine months ended October 31, 1998 from the nine months ended October 31, 1997. Selling and administrative expenses increased $1,560,000 (14.5%) to $12,290,000 in the three months ended October 31, 1999 from $10,729,000 in the three months ended October 31, 1998 and increased $1,709,000 (13.5%) in the three months ended October 31, 1998 from the three months ended October 31, 1997. The increase in selling and administrative costs for the nine and three months ended October 31, 1999 was primarily due to increased store operating costs and increased administrative costs. The increase in selling and administrative costs for the nine and three months ended October 31, 1998 was primarily due to increased store operating costs. As a percentage of net sales, these expenses were 19.7% and 20.1% in the nine months ended October 31, 1999 and 1998, respectively, and 19.6% and 19.5% in the three months ended October 31, 1999 and 1998, respectively. The percentage decrease in the nine months ended October 31, 1999 was primarily the result of an increase in sales for the period. Selling and administrative expenses as a percentage of sales for the three months ended October 31, 1999 and 1998 were essentially unchanged.

         Depreciation expense increased $204,000 to $2,643,000 in the nine months ended October 31, 1999 from $2,439,000 in the nine months ended October 31, 1998 and decreased ($466,000) in the nine months ended October 31, 1998 from the nine months ended October 31, 1997. Depreciation expense increased $132,000 to $946,000 in the three months ended October 31, 1999 from $813,000 in the three months ended October 31, 1998 and decreased ($192,000) in the three months ended October 31, 1998 from the three months ended October 31, 1997. The increases for the nine and three months ended October 31, 1999 were primarily attributable to new store openings and remodeling of existing stores. The decreases for the nine and three months ended October 31, 1998 were principally attributable to a reduction in the number of stores to be closed and the write-offs associated with them.

         Operating income was $18,096,000 in the nine months ended October 31, 1999 as compared to operating income of $6,861,000 in the nine months ended October 31, 1998 and an operating (loss) of ($1,404,000) in the nine months ended October 31, 1997. Operating income was $5,012,000 in the three months ended October 31, 1999 as compared to operating income of $2,530,000 in the three months ended October 31, 1998 and $484,000 in the three months ended October 31, 1997. As a percentage of sales, operating income was 10.0% and 4.4% in the nine months ended October 31, 1999 and 1998, respectively, and 8.0% and 4.6% in the three months ended October 31, 1999 and 1998, respectively. The increases in operating income for the nine and three months ended October 31, 1999 and 1998 were primarily attributable to the increases in sales and margins, partially offset by increases in selling and administrative expenses.

Results of Operations - Book Business

         Net sales increased $82,000 (0.7%) to $12,575,000 in the nine months ended October 31, 1999 from $12,493,000 in the nine months ended October 31, 1998 and increased $2,045,000 (19.6%) in the nine months ended October 31, 1998 from the nine months ended October 31, 1997. Net sales decreased ($4,000) (0.1%) to $4,933,000 in the three months ended October 31, 1999 from $4,937,000 in the three months ended October 31, 1998 and increased $922,000 (23.0%) in the three months ended October 31, 1998 from the three months ended October 31, 1997. The increase in the nine months ended October 31, 1999 was lower than in prior periods and the decrease in the three months ended October 31, 1999 are primarily as a result of increased competition. The increases in the nine and three months ended October 31, 1998 resulted primarily from the addition of one warehouse store.

         The following table sets forth certain store information:

                                                            Three Months Ended October 31,        Nine Months Ended October 31,
                                                            ------------------------------        -----------------------------

                                                                1999               1998              1999              1998
                                                                ----               ----              ----              ----
Resort Stores:
   Stores open at end of period                                  12                 12                 12                12
   Average number in operation during the period                 12                 11                 12                12
   Average net sales per store (in thousands)                 $ 190              $ 201             $  415            $  376
Warehouse Stores:
   Stores open at end of period                                   6                  6                  6                 6
   Average number in operation during the period                  6                  6                  6                 6
   Average net sales per store (in thousands)                 $ 443              $ 448             $1,266            $1,304

Comparable Store Sales(1) - Percent Change                      1.7%              Flat               Flat               3.3%


--------
(1) Comparable store sales include resort and warehouse stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         Cost of sales, including buying and occupancy costs, increased $174,000 (2.0%) to $8,875,000 in the nine months ended October 31, 1999 from $8,702,000 in the nine months ended October 31, 1998 and increased $1,335,000 (18.1%) in the nine months ended October 31, 1998 from the nine months ended October 31, 1997. Cost of sales, including buying and occupancy costs, decreased ($14,000) (0.4%) to $3,385,000 in the three months ended October 31, 1999 from $3,398,000 in the three months ended October 31, 1998 and increased $565,000 (19.9%) in the three months ended October 31, 1998 from the three months ended October 31, 1997. The increase during the nine months ended October 31, 1999 was primarily the result of increased sales and increased occupancy costs offset by improved inventory management. The decrease during the three months ended October 31, 1999 was primarily the result of the winding down of business at one warehouse store. The increases during the nine and three months ended October 31, 1998 were primarily attributable to increased sales resulting from the addition of one warehouse store.

         Selling and administrative expenses increased $186,000 (8.0%) to $2,502,000 in the nine months ended October 31, 1999 from $2,316,000 in the nine months ended October 31, 1998 and increased $371,000 (19.1%) in the nine months ended October 31, 1998 from the nine months ended October 31, 1997. Selling and administrative expenses increased $54,000 (6.6%) to $876,000 in the three months ended October 31, 1999 from $822,000 in the three months ended October 31, 1998 and increased $110,000 (15.4%) in the three months ended October 31, 1998 from the three months ended October 31, 1997. The increases in the nine and three months ended October 31, 1999 were primarily the result of higher administrative costs. The increases in the nine and three months ended October 31, 1998 were primarily the result of additional stores.

         Depreciation and amortization expense increased $8,000 to $338,000 in the nine months ended October 31, 1999 from $330,000 in the nine months ended October 31, 1998 and increased $33,000 in the nine months ended October 31, 1998 from the nine months ended October 31, 1997. Depreciation and amortization increased $2,000 to $114,000 in the three months ended October 31, 1999 from $112,000 in the three months ended October 31, 1998 and increased $4,000 in the three months ended October 31, 1998 from the three months ended October 31, 1997. The increases are primarily the result of additional stores.

         Operating income decreased ($286,000) (24.9%) to $859,000 in the nine months ended October 31, 1999 from $1,145,000 in the nine months ended October 31, 1998 and increased $306,000 (36.5%) in the nine months ended October 31, 1998 from the nine months ended October 31, 1997. Operating income decreased ($47,000) (7.7%) to $558,000 in the three months ended October 31, 1999 from $605,000 in the three months ended October 31, 1998 and increased $244,000 (67.6%) in the three months ended October 31, 1998 from the three months ended October 31, 1997. The changes in operating income for the nine and three months ended October 31, 1999 and 1998, which the Company believes are not material, are primarily the result of the factors described above. As a percentage of sales, operating income represented 6.8% and 9.2% in the nine months ended October 31, 1999 and 1998, respectively, and 11.3% and 12.3% in the three months ended October 31, 1999 and 1998, respectively.

Liquidity and Capital Resources - Consolidated

         During the nine months ended October 31, 1999, and 1998, the Company funded internally all of its operating needs, including capital expenditures for the opening of new apparel stores and for the remodeling of existing apparel and book stores. Total cash provided by operating activities for the nine months ended October 31, 1999 and 1998 was $15,280,000 and $4,542,000, respectively.
For the nine months ended October 31, 1999, cash provided by operations was the result of net income, increases in accrued expenses and non-cash charges for depreciation and amortization partially offset by decreases in merchandise inventories. For the nine months ended October 31, 1998, cash provided by operations was the result of net income, increases in trade accounts payable, and non-cash charges for depreciation and amortization partially offset by deferred income tax benefit decreases in income taxes payable and an increase in merchandise inventories. The inventory turn-over rate for the apparel business was approximately 2.5 times during the nine months ended October 31, 1999 and
2.4 times during the nine months ended October 31, 1998. The inventory turn-over rate for the book business was approximately 0.9 times during the nine months ended October 31, 1999 and 1.0 times during the nine months ended October 31, 1998.

         Net cash used in investing activities was $7,112,000 and $2,809,000 for the nine months ended October 31, 1999 and 1998, respectively. For the nine months ended October 31, 1999 and 1998, the increase in net cash used in investing activities was principally due to the opening of new stores and the remodeling of existing stores. The nine months ended October 31, 1999 also included the cost of a new roof on the distribution center for approximately $1,200,000.

         Net cash used in financing activities was $2,1390,000 and $1,809,000 for the nine months ended October 31, 1999 and 1998, respectively. For the nine months ended October 31, 1999, these funds were principally used for the payment of dividends on preferred and common stock . For the nine months ended October 31, 1998, these funds were principally used for the payment of dividends on preferred and common stock, partially offset by the proceeds from incentive stock options exercised.

         In February 1998, the Company purchased nine stores from Petrie Retail, Inc. and subsidiaries for $720,000. These locations were made available as a result of Petrie's bankruptcy proceedings. The stores are located in regional malls, and were opened during the Company's fiscal quarter ended April 30, 1998.

         Opening a warehouse book store is capital intensive, because of the leasehold improvements and initial inventory required. It is anticipated that the funds to finance expansion will come from the cash and cash equivalents on hand. As of the October 31, 1999, there were no commitments for the opening of additional resort stores; however, one warehouse store opened at the end of the third quarter of the current fiscal year. Other than these items, there are no known other trends or commitments, events or other uncertainties that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

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

         As of October 31, 1999 the Company's believes that it has completed its YEAR 2000 compliance projects at an approximate cost of $875,000. These projects were funded from internally generated funds. The Company believes that it has achieved Year 2000 compliance through the remediation of some Programs and Systems and through the replacement of other Programs and Systems. However, no assurance can be given that these efforts are successful, or that the Company will not be materially adversely affected by any failures of these remediation and replacement projects.

         Management of the Company believes that it has an effective program in place and has resolved the Year 2000 issue in a timely manner. As noted above, the Company has completed all necessary phases of its Year 2000 plan. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should the Company or its trading partners not properly complete their Year 2000 plans or become Year 2000 compliant. Such costs and any failure of compliance efforts could have a material adverse effect on the Company. The Company believes that the most likely risks of serious Year 2000 business disruption are from outside parties, such as utility companies, financial institutions, telecommunications and transportation services. In the event the Company is affected by the disruption of outside services, the Company could be unable to conduct its business. In addition, disruptions in the economy generally resulting from Year 2000 issues could have a material adverse effect on the Company.

         The Company has not developed contingency plans. Development of such plans will be considered if the Company determines that the inability of third parties to complete their Year 2000 resolution process will materially affect the Company.

SEASONAL NATURE OF OPERATIONS



         The following table shows the Company's net sales and net earnings per quarter for the fiscal year ended January 31, 1999 on an unaudited basis.


                                                    Net Sales                     Net Income
                                            ----------------------         ------------------------
                                              Amount            %            Amount             %
                                            --------        ------         -------          -------
                                                             (Dollars in Thousands)
                        1st Quarter         $ 49,759          21.2%         $  402             2.6%
                        2nd Quarter           58,488          24.9%          3,814            24.6%
                        3rd Quarter           60,007          25.6%          2,491            16.1%
                        4th Quarter           66,470          28.3%          8,789            56.7%
                                            --------        ------         -------         -------
                               TOTAL        $234,724         100.0%        $15,496           100.0%
                                            ========        ======         =======         =======



Approximately 54% and 73% of the Company's net sales and net income, respectively, for fiscal 1999 occurred during the last six months, which includes the Back-to-School and Christmas selling seasons.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of October 31, 1999, the Company had cash and cash equivalents of $76,256,000 compared to $57,836,000 as of October 31, 1998, and $45,089,000 as
of October 31, 1997. These funds are invested primarily in money market funds and short-term municipal bonds, all of which are fully insured or guaranteed by letters-of-credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.


PART II.   OTHER INFORMATION

Items 1 - 3.      NOT APPLICABLE

Item 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                           As disclosed in Form 10-Q, for the quarterly period
                  ending July 31, 1999, at its annual meeting the Company's directors were elected. At that meeting the shareholders authorized the increase in the number of authorized shares of common stock from 25,000,000 to 50,000,000. Total votes present, either in person or by proxy, were 12,951,102. The votes were cast as follows:

                                    FOR                  12,792,723
                                    AGAINST                 148,658
                                    ABSTAIN                   9,721


Item 5.           NOT APPLICABLE

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits

                           27               Financial Data Schedule

                  (b)  Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company
during the quarter ended October 31, 1999.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                         DEB SHOPS, INC.





ATE:  December 14, 1999                  By    /s/Marvin Rounick
                                               ---------------------------------
                                               Marvin Rounick
                                               President







ATE:  December 14, 1999                  By    /s/Lewis Lyons
                                               ---------------------------------
                                               Lewis Lyons
                                               Vice President, Finance
                                               Chief Financial Officer