Form 10-K
period 2000-01-31
DEB SHOPS INC
filed 2000-04-28
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
(Mark One)

(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended              January 31, 2000
                                    ---------------------------------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        --------------     --------------

         Commission File Number               0-12188
                               --------------------------------------


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

         As of March 31, 2000, 13,359,900 shares of the Company's Common Stock, par value $.01 per share, were outstanding. The aggregate market value (based upon the closing price on March 31, 2000) held by non-affiliates was approximately $55,400,125.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Registrant's Definitive Proxy Statement to be filed within 120 days after the end of the fiscal year in connection with the Annual Meeting to be held on May 17, 2000 - incorporated in Part III.

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

                                     PART 1

Item 1.  Business

General

         Deb Shops, Inc. (the "Company") operates 285 women's specialty apparel retail stores ("DEB") offering moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. DEB merchandise consists of clothing and accessories appealing primarily to the fashion-conscious junior and plus sized female consumers between the ages of 13 and 18. In addition to 268 stores operating under the name "DEB" the Company operates five plus size stores under the name "DEB PLUS" and four outlet stores under the name "CSO." The outlet stores offer the same merchandise as DEB and DEB PLUS at reduced prices and serve as clearance stores for slow-moving inventory. Fifty three of the DEB stores contain plus size departments.

         The Company operates an additional eight apparel retail stores under the name Tops 'N Bottoms. Tops 'N Bottoms sells moderately priced men's and women's apparel. Seventeen of the DEB stores contain Tops 'N Bottoms departments.

         The Company also operates 17 retail book stores trading as "Atlantic Book Warehouse" and "Atlantic Book Shops." The Company operates 11 locations as "Atlantic Book Shops," which are small, limited selection book stores, generally open seasonally in Delaware, Maryland, New Jersey and Pennsylvania resort towns. The Company also operates six "Atlantic Book Warehouses" which carry a full line of best sellers, new titles and magazines in addition to remainder books. The Atlantic Book Warehouse stores are located in Delaware, Maryland, Minnesota, New Jersey and Pennsylvania.

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

         A computerized point-of-sale merchandise data system provides detailed daily information regarding sales and inventory levels by style, color, class and department, thereby permitting the Company to analyze market trends and changing store needs. Since merchandise control statistics are available on a daily basis, the Company can identify slow-moving merchandise and respond to customer buying trends when making repurchase decisions and markdown adjustments. This permits the Company to maintain current and fresh merchandise in its stores.

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

Stores

         During the fiscal year ended January 31, 2000, the Company opened 17 stores (while closing four stores). Five of the new stores and three of the closed stores had Plus Departments. The Company also closed one Tops `N Bottoms store and closed one Tops `N Bottoms department. At the present time, the Company currently plans to open 10-20 new stores in fiscal 2001. The current plans include the opening of three to six Plus departments in the new stores. The Company is currently scheduled to close two stores in the first half of fiscal 2001. The Company plans to continue to evaluate carefully the profitability of individual stores and close those stores that it believes cannot become profitable or maintain profitability.

         The following table shows apparel store openings and closings for the last five fiscal years.

                                                                   Year Ended January 31,

                                                2000          1999         1998         1997          1996
                                                ----          ----         ----         ----          ----

Open at beginning of fiscal year..              273          269           285          308          341
Opened during fiscal year............            17           17             5            2            1
Closed during fiscal year.............          ( 5)         (13)          (21)         (25)         (34)
                                              ------       ------        ------       ------       ------

Open at end of fiscal year...........           285          273           269          285          308
                                              ======       ======        ======       ======       =====

         The following table shows the states in which the Company's 285 existing apparel stores are located:


         New England                        East                                Midwest

         Connecticut          3             Delaware            1               Illinois          18
         Maine                4             Maryland            8               Indiana            9
         Massachusetts        9             New Jersey         13               Iowa               3
         Rhode Island         1             New York           34               Kansas             3
                            --------        Pennsylvania       40               Kentucky           3
                             17             Virginia           12               Michigan          24
                                            West Virginia       6               Minnesota          7
                                                              ---               Missouri           7
                                                              114               Nebraska           1
                                                                                North Dakota       3
                                                                                Ohio              23
                                                                                South Dakota       1
                                                                                Wisconsin         12
                                                                                               -----
                                                                                                 114



         South                              West

         Georgia             1              Arizona            1
         North Carolina      1              California         2
         Tennessee           4              Colorado           3
                           ---              Idaho              2
                             6              New Mexico         3
                                            Oklahoma           4
                                            Oregon             6
                                            Texas              6
                                            Utah               3
                                            Washington         4
                                                              --
                                                              34


         DEB stores, which average 6,000 square feet, are located primarily in enclosed regional malls and selected strip shopping centers. DEB stores with Tops 'N Bottoms or DEB PLUS departments average 8,000 square feet and are located primarily in enclosed regional malls. Tops 'N Bottoms stores are all located in enclosed regional malls and range in size from 2,700 to 3,400 square feet. New stores are opened in existing malls, existing mall expansions, new malls and occasionally strip shopping centers (although the Company generally is not currently seeking strip shopping center locations). Factors considered in opening new stores include the availability of suitable locations and satisfactory lease terms, both of which are considered essential to successful operations. Key considerations in selecting sites for new stores include the geographic location of the center, the demographics of the surrounding area, the principal specialty and "anchor" stores within the center, expected customer traffic within the center, and the location of the Company's store within the center itself.

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

         The responsibility for managing the Company's stores rests with the Director of Store Operations and a staff of 35 employees consisting of an Assistant Director of Store Operations and Regional and District Managers. A Regional Manager is responsible for an average of six districts. A District Manager is responsible for an average of 10 stores, each of which is staffed by a Store Manager and two Assistant Store Managers. The District and Regional Managers visit the stores regularly to review merchandise levels, content and presentation, staff training and other personnel issues, store security and cleanliness and adherence to standard operating procedures.

         The merchandising department consists of 38 employees, including the Senior Vice President, Merchandising; Vice President, Merchandising; Merchandise Managers and Buyers. The department is responsible for purchasing, pricing (including markdowns), inventory planning and allocating merchandise among the stores. The merchandising department's staff is organized in the following apparel categories: sportswear, dresses, coats, lingerie, hosiery, shoes, accessories and plus sizes.

         At January 31, 2000, the Company had approximately 3,200 employees, 60% of whom were employed on a part-time basis. The Company has a collective bargaining agreement with the United Paperworkers International Union, Philadelphia Local 286 (UPIU) which expires on December 31, 2001. The UPIU represents the Company's warehouse employees. The collective bargaining agreement covers approximately 70 employees. The Company considers its employee relations to be good.

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

Atlantic Books

         The Atlantic Books chain, which was acquired on October 20, 1995, now consists of 17 stores including six full-service warehouse stores located in Delaware, Maryland, Minnesota, New Jersey and Pennsylvania. Atlantic Books emphasizes convenience, selection and value. The Company considers the warehouse format to be positioned to capitalize on today's consumers' demands for these features. Atlantic Books' main concentration is in bargain books that are sold at significant discounts from publishers' original retail prices. Atlantic Books also offers an extensive selection of best sellers and other hard cover and paperback books and magazines. Each warehouse store is conducive to browsing and shopping; including the availability of supermarket-style shopping carts for the customer who wants to purchase multiple selections.

         Atlantic Books competes with both national super-store chains as well as local book stores. Atlantic Books offers selections similar to the national super-stores, in a no-frills atmosphere and at larger discounts.

         The chain trades as Atlantic Book Shops and Atlantic Book Warehouse. The 11 non-warehouse stores are located in resort areas in Delaware, Maryland and New Jersey. These resort stores range in size from 1,000 to 4,600 square feet. The warehouse stores range in size from 12,000 to 24,000 square feet. The warehouse store in Montgomeryville, PA includes the offices for the chain.

         The resort stores sell primarily remainder books and some new titles. The warehouse stores carry a full line of bestsellers, new titles, and magazines in addition to the remainder books.

         The Company intends to expand the book chain principally through the addition of warehouse stores and the addition of resort stores when appropriate. The current focus is on stand-alone sites and strip shopping centers for the new stores. Where appropriate, mall locations will also be considered. The current plans include the opening of one warehouse book store in fiscal 2000.

Item 2.  Properties

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

         The following table shows the earliest years that executed apparel store leases, existing at January 31, 2000, can be terminated. In many cases, the Company has renewal options.

         Calendar Years                      Number of Leases Expiring
         --------------                      -------------------------

           2000 - 2001......................           73
           2002 - 2003......................           61
           2004 - 2005......................           76
           2006 - 2007......................           16
           2008 - 2009......................           27
           2010 - 2011......................           20
           2012 and thereafter..............           12
                                                      ---
                           Total............          285
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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2000.

         The executive officers of the Company, each of whom serves at the discretion of the Board of Directors, are as follows:

Name                       Age   Position with Company                                  Officer Since
----                       ---   ---------------------                                  -------------
Marvin Rounick             60   Director, President and Chief Executive Officer                  1973
Warren Weiner              56   Director, Executive Vice President, Secretary and Treasurer      1973
Allan Laufgraben           61   Senior Vice President, Merchandising                             1995
Barry Vesotsky             54   Vice President, Merchandising                                    1981
Stanley A. Uhr             54   Vice President, Real Estate and Corporate Counsel                1988
Lewis Lyons                46   Vice President, Finance, Chief Financial Officer and
                                  Assistant Secretary                                            1992
Stephen P. Smith           40   Vice President - Information Systems                             1998
Joan M. Nolan              47   Controller                                                       1998

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

         Allan Laufgraben has been employed by the Company since December 1995, as Senior Vice President, Merchandising. For more than five years, prior to joining the Company he was with Petrie Stores Corporation as Executive Vice President and with Petrie Retail, Inc. as President and Chief Executive Officer. Petrie Retail, Inc. filed a petition under the federal bankruptcy laws on October 12, 1995.

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

         Lewis Lyons has been employed by the Company since 1990, first as Director of Taxes; from May 20, 1992, as Vice President, Finance; and from May 26, 1993, as Vice President, Finance and Chief Financial Officer and from October 2, 1995, as Assistant Secretary.

         Stephen P. Smith has been employed by the Company since 1985. From 1985 to 1994 as a programmer and systems analyst; from 1994 to 1995 as Manager - Information Systems; from 1995 to 1998 as Director - Information Systems and from May 27, 1998 as Vice President - Information Systems.

         Joan M. Nolan has been employed by the Company since November 2, 1998 as Controller. From July 1997 to July 1998 she was an accounting manager with Innovest Group, Inc., and from May 1975 to July 1996, she was Assistant to the Treasurer for Strawbridge & Clothier.


                                    -PART II

Item 5.  Market for the Registrant's Common
         Stock and Related Stockholder Matters

Market Information

         The Company's Common Stock is traded on the NASDAQ National Market under the symbol: DEBS.

         The following table sets forth quarterly high and low sales prices for the two most recent fiscal years.

2000                                                     High           Low
----                                                     ----           ---

First Quarter                                         $14.0000       $10.0000
Second Quarter                                         22.3125        12.1250
Third Quarter                                          21.2500        13.7500
Fourth Quarter                                         24.5000        14.5000


1999                                                     High           Low
----                                                     ----           ---

First Quarter                                          $ 8.750        $ 5.875
Second Quarter                                          11.000          7.000
Third Quarter                                           10.000          6.750
Fourth Quarter                                          15.750          8.375

Holders

         As of March 31, 2000, there were 247 record holders and approximately 1,442 beneficial holders of the Company's Common Stock.

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


                        Deb Shops, Inc. and Subsidiaries
                        Consolidated Financial Highlights

                                                                                    Year Ended January 31,
                                                          ----------------------------------------------------------------------
(in thousands, except per share data)                       2000            1999           1998           1997           1996
--------------------------------------------------------------------------------------------------------------------------------

Net Sales                                                 $270,032        $234,724       $205,066        $187,493       $176,733
Gross Margin                                                92,634          70,710         52,723          35,723         34,386
Operating Income (Loss)                                     35,566          21,312          8,142          (7,711)        (7,910)
Net Income (Loss)                                           24,462          15,496          6,637          (3,855)        (4,224)
Net Income (Loss) Per Common Share - Basic                 $  1.84         $  1.18       $    .51        $   (.30)      $   (.33)
Net Income (Loss) Per Common Share - Diluted                  1.81            1.17            .51            (.30)          (.33)
Weighted Average Shares Outstanding - Basic                 13,230          13,057         12,845          12,845         12,845
Weighted Average Shares Outstanding - Diluted               13,494          13,215         12,947          12,845         12,845
Total Assets                                               148,271         119,026        103,495          94,531         95,597
Capital Lease Obligations                                    1,099           1,392          1,631           1,827          1,986
Shareholders' Equity                                       114,818          92,157         78,027          74,014         80,493
Book Value Per Share at Year End                              8.61            6.98           6.07            5.76           6.27
Cash Dividend Per Share of Common  Stock                       .20             .20            .20             .20            .20

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

Overview

         The Company operates women's specialty retail apparel stores offering popularly priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus-sized women. The Company also operates Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

         The Company also operates Atlantic Books, a chain of retail bookstores consisting of 17 locations. Six of the stores, trading as Atlantic Book Warehouse, carry a full line of bestsellers, new titles and magazines in addition to remainder books. The remaining 11 stores, trading as Atlantic Book Shops, are limited-selection book stores, generally open seasonally.

         Results of the Company's operations for the fiscal years ended January 31, 2000 and 1999, are presented on a consolidated and divisional basis to provide relevant information concerning the Company's retail apparel store business, which is the Company's principal line of business, and the retail book business.

Results of Operations - Consolidated

         Consolidated net sales increased $35,308,000 (15.0%) to $270,032,000 in fiscal 2000 from $234,724,000 in fiscal 1999, and increased $29,658,000 (14.5%)
in fiscal 1999 over fiscal 1998. The increases in fiscal 2000 and 1999 were primarily the result of increased comparable store sales in the apparel division and, to a lesser extent, increased sales in the book division.

         The changes in net sales, cost of sales, selling and administrative expenses and net income (loss) are more fully described in the sections on "Apparel Business" and "Book Business" that follow.

           Other income, principally interest, increased $613,000 (20.5%) to $3,596,000 in fiscal 2000 from $2,984,000 in fiscal 1999, and increased $889,000
(42.4%) in fiscal 1999 over fiscal 1998. Other income is offset by losses on disposition of fixed assets. The increases in fiscal 2000 and 1999 are the result of earnings on higher cash balances and decreased write-offs from the disposition of fixed assets.

         Income before income taxes increased $14,866,000 (61.2%) to $39,162,000 in fiscal 2000 from $24,296,000 in fiscal 1999, and increased $14,059,000 (137.3%) in fiscal 1999 over fiscal 1998. The improvement in fiscal 2000 is comprised of an increase in the operating results of the apparel business offset by a decrease in the operating results of the book business. The improvement from fiscal 1998 to fiscal 1999 is comprised of an increase in the operating results of the apparel business and to a lesser extent by the increase in the operating results of the book business. The effective income tax provision rate was 37.5% for fiscal 2000, 36.2% for fiscal 1999 and 35.2% for fiscal 1998. The effective income tax provision rates for fiscal 2000, fiscal 1999 and fiscal 1998 are greater than the statutory rate, primarily as the result of state income tax expense.

Results of Operations - Apparel Business

         Net sales increased $35,084,000 (16.1%) to $252,679,000 in fiscal 2000 from $217,595,000 in fiscal 1999, and increased $27,106,000 (14.2%) in fiscal
1999 over fiscal 1998. The increase in fiscal 2000 and fiscal 1999 resulted primarily from increased customer acceptance of the Company's products, which is attributed to the Company's continual refining of its focus on its younger customers, in addition to continuing efforts to improve visual merchandising. These improvements are evidenced by increases in comparable store sales of 13.0% in fiscal 2000 and 10.1% in fiscal 1999. Management continues to adjust the product mix, pricing and visual merchandising to further stimulate sales.


         The following table sets forth certain store information:

                                                                   Store Data(1)
                                                                 Year Ended January 31,
                                                      -------------------------------------------
                                                      2000                1999               1998
                                                      ----                ----               ----
Stores open at end of the year                         285                 273                269
Average number in operation during the year            276                 278                277
Average net sales per store (in thousands)            $916                $783               $688
Average operating income per store (in thousands)     $128                $ 74               $ 27
Comparable store sales(2) - Percent change            13.0%               10.1%              12.6%

-------------
(1) Includes Tops 'N Bottoms stores
(2) Comparable store sales includes stores opened for both periods, in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         Cost of sales, including buying and occupancy costs, increased $12,707,000 (8.3%) to $164,892,000 in fiscal 2000 from $152,185,000 in fiscal
1999, and increased $9,981,000 (7.0%) in fiscal 1999 over fiscal 1998. The fiscal 2000 and fiscal 1999 increases in cost of sales, including buying and occupancy costs, are principally due to the increases in net sales partially offset by increasing margins. As a percentage of net sales, these costs were 65.3% for fiscal 2000, 69.9% for fiscal 1999 and 74.7% for fiscal 1998. For fiscal 2000 and fiscal 1999, the decreased cost of sales percentages are the result of increased net sales and increased margins. Buying and occupancy costs were 15.4%, 16.6% and 17.3% of net sales for the fiscal years 2000, 1999 and 1998, respectively. The percentage decrease in fiscal 2000 as compared to fiscal 1999, and in fiscal 1999 as compared to fiscal 1998, is principally a result of increased sales during these years.

         Selling and administrative expenses increased $7,092,000 (17.0%) to $48,739,000 in fiscal 2000 from $41,647,000 in fiscal 1999, and increased $4,483,000 (12.1%) in fiscal 1999 over fiscal 1998. The increases in these expenses for fiscal 2000 and fiscal 1999 are mainly due to increased costs of personnel and benefits, partially resulting from an increase in the number of stores and an increase in average sales per store. As a percentage of net sales, these expenses were 19.3%, 19.1% and 19.5% during fiscal 2000, 1999 and 1998, respectively.

         Depreciation expense increased $312,000 to $3,623,000 in fiscal 2000 from $3,311,000 in fiscal 1999, and decreased ($449,000) in fiscal 1999 over fiscal 1998. The increase from fiscal 1999 to fiscal 2000 is principally attributable to the accelerated write-off of leasehold improvements. The decrease from fiscal 1998 to fiscal 1999 is principally attributable to an increase in the amount of fully depreciated assets.

         Operating income increased $14,973,000 (73.2%) to $35,425,000 in fiscal 2000 from $20,452,000 in fiscal 1999, and increased $13,091,000 (177.8%) in fiscal 1999 over fiscal 1998. As a percentage of net sales, operating income was 14.0% in fiscal 2000, 9.4% in fiscal 1999 and 3.9% in fiscal 1998. In fiscal 2000 and fiscal 1999, the increases in operating income are primarily the result of an increase in margins as discussed above.

Results of Operations - Book Business

         Net sales increased $224,000 (1.3%) to $17,353,000 in fiscal 2000 from $17,129,000 in fiscal 1999, and increased $2,552,000 (17.5%) in fiscal 1999 over fiscal 1998. The increase in net sales in fiscal 2000 was impacted by increased competition. The increase in net sales in fiscal 1999 resulted primarily from the opening of new stores and the expansion of existing stores.

         The following table sets forth certain store information:

                                                                        Store Data
                                                                  Year Ended January 31,
                                                          ----------------------------------------

                                                              2000          1999         1998
                                                              ----          ----         ----
Resort stores open at end of year                             11              12           11
Average number in operation during the year                   12              11           10
Average net sales per resort store (in thousands)           $467            $458         $392

Warehouse stores open at end of year                           6               6            6
Average number in operation during the year                    6               6            5
Average net sales per warehouse store (in thousands)      $1,958          $2,015       $2,132

Comparable store sales1 - Percent change                   Flat           (1.5%)         1.3%

         Cost of sales, including buying and occupancy costs, increased $676,000 (5.6%) to $12,685,000 in fiscal 2000 from $12,009,000 in fiscal 1999, and increased $1,690,000 (16.4%) in fiscal 1999 over fiscal 1998. The fiscal 2000 increase in cost of sales, including buying and occupancy costs, was principally due to decreased margins partially offset by increased sales during the period. The fiscal 1999 increase in cost of sales, including buying and occupancy costs, was principally due to the increase in net sales during these periods. As a percentage of net sales, these costs were 73.1%, 70.1% and 70.8% for fiscal 2000, 1999 and 1998, respectively. For fiscal 2000 the increased cost of sales, including buying and occupancy cost, percentage resulted from decreased margins as a result of increased competition and changing product mix. For fiscal 1999 the decreased cost of sales, including buying and occupancy costs, percentage resulted from increased sales and improved margins. Buying and occupancy costs were 15.3%, 14.5% and 14.6% of net sales during fiscal 2000, 1999 and 1998, respectively.

         Selling and administrative expenses increased $252,000 (6.4%) to $4,188,000 in fiscal 2000 from $3,936,000 in fiscal 1999, and increased $755,000
(23.7%) in fiscal 1999 over fiscal 1998. The fiscal 2000 increases in selling and administrative expenses were principally due to the increased cost of personnel and benefits. The fiscal 1999 increases in selling and administrative expenses were principally due to the increase in the number of stores. As a percentage of net sales, these expenses were 24.1%, 23.0% and





--------------------------------------
1 Comparable store sales include stores opened for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

21.8% for fiscal 2000, 1999 and 1998, respectively. For fiscal 2000 and fiscal 1999, the increased selling and administrative percentage resulted from increased personnel and warehousing costs partially resulting from an increase in the number of stores, the expansion of stores and increased sales volume.

         Depreciation and amortization expense increased $15,000 to $458,000 in fiscal 2000 from $443,000 in fiscal 1999 and increased $28,000 in fiscal 1999 over fiscal 1998. The increases are principally attributable to the opening of new stores and expansion of existing stores.

         Operating income decreased ($719,000) (97.1%) to $22,000 in fiscal 2000 from $741,000 in fiscal 1999, and increased $79,000 (12.0%) in fiscal 1999 from fiscal 1998. In fiscal 2000, the decrease in operating income was primarily the result of decreasing margins caused by increased competition, changing product mix and increased expenses due to new store openings and expansions. In fiscal 1999 the increase in operating income was primarily the result of increased sales and margins partially offset by increased selling and administrative expenses. As a percentage of net sales, operating income was 0.1%, 4.3% and 4.5% in fiscal 2000, 1999 and 1998, respectively.

Liquidity and Capital Resources - Consolidated

         As of January 31, 2000, the Company had cash and cash equivalents of $90,307,000 compared to $70,228,000 as of January 31, 1999, and $57,913,000 as
of January 31, 1998. These funds are invested principally in money market mutual funds and short-term municipal bonds, all of which are fully insured or guaranteed by letters-of-credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.

         During the past three fiscal years, the Company internally funded all of its operating needs, including capital expenditures for the opening of new apparel and book stores and the remodeling of existing apparel and book stores. Total cash provided by operating activities, for fiscal years ended January 31, 2000, 1999 and 1998, was $29,693,000, $17,831,000 and $17,904,000, respectively.
For fiscal 2000, cash provided by operating activities was the result of the fiscal 2000 net income increased by noncash charges for depreciation and amortization and changes in operating assets and liabilities, including an increase in trade accounts payable, accrued expenses and income taxes payable offset by increases in merchandise inventories and prepaid expenses. For fiscal 1999, cash provided by operating activities was the result of the fiscal 1999 net income increased by noncash charges for depreciation and amortization and changes in operating assets and liabilities, including an increase in accrued expenses and income taxes payable offset by an increase in merchandise inventories. The inventory turnover rate for the apparel business was approximately 3.6, 3.4 and 3.1 times for the fiscal years ended January 31, 2000, 1999 and 1998, respectively. The inventory turnover rate for the book business was approximately 1.3, 1.5 and 1.3 times for the fiscal years ended January 31, 2000, 1999 and 1998, respectively.

         Net cash used in investing activities was $7,520,000, $3,910,000 and $2,023,000 for the fiscal years ended January 31, 2000, 1999 and 1998, respectively. During these fiscal years, these funds were principally used in the purchase of property, plant and equipment additions to open new apparel and book stores and to remodel and/or expand existing stores.

            Net cash used in financing activities was $2,094,000, $1,606,000 and $2,819,000 for the fiscal years ended January 31, 2000, 1999 and 1998, respectively. For fiscal 2000 and fiscal 1999, these funds were principally used for the payment of dividends on preferred and common stock, partially offset by the proceeds from the exercise of stock options. During fiscal 1998, these funds were principally used for the payment of dividends on preferred and common stock.

         In February 1998, the Company purchased nine stores from Petrie Retail, Inc. and subsidiaries, for $720,000. These locations were made available as a result of Petrie's ongoing bankruptcy proceedings. The stores are located in regional malls and were opened in the first quarter of fiscal 1999.

         The Company's present intention is to expand the book store business, principally by opening additional warehouse stores. Opening a warehouse bookstore is capital-intensive because of the leasehold improvements and initial inventory required. The Company anticipates that the funds to finance this expansion will come from cash and cash equivalents on hand. During fiscal 2000, the Company opened one warehouse store closed one warehouse store and one resort store.

         The Company believes that internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs.


Year 2000 Readiness Disclosure

         The Company has not experienced any material Year 2000 compliance problems to date and, to the Company's knowledge, none of its significant vendors or service providers have suffered material problems related to Year 2000 compliance that the Company believes are likely to materially adversely affect the Company. The Company continues to monitor its Year 2000 program for unexpected issues that could possibly still develop. The Year 2000 program has many aspects and potential consequences, some of which are not reasonably foreseeable, and there can be no assurance that unforeseen consequences will not arise.

Seasonal Nature of Operations

         Approximately 53% and 62% of the Company's net sales and net income, respectively, for fiscal 2000 occurred during the last six months, as compared to 54% and 73%, respectively, in the prior fiscal year. The last six months include the Back-to-School and Christmas selling seasons. See "Quarterly Financial Information (Unaudited)," and the preceding discussion on "Results of Operations."


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk



         The required information, with respect to Market Risk, is contained in
Item 7 in the section on Liquidity and Capital Resources.

Item 8.  Financial Statements and Supplementary Data

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors
of Deb Shops, Inc.

We have audited the accompanying consolidated balance sheets of Deb Shops, Inc. and subsidiaries as of January 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2000 and 1999 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deb Shops, Inc. and subsidiaries as of January 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                              ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 7, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
of Deb Shops, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Deb Shops, Inc. (a Pennsylvania corporation) and subsidiaries for the year ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Deb Shops, Inc. and subsidiaries for the year ended January 31, 1998, in conformity with generally accepted accounting principles.

                                                           ARTHUR ANDERSEN, LLP

Philadelphia, Pennsylvania
February 27, 1998

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year Ended January 31,
                                                     ------------------------------------------------------------------------
                                                              2000                    1999                    1998
-----------------------------------------------------------------------------------------------------------------------------
Net Sales                                             $270,031,603            $234,723,932            $205,066,028
                                                     -------------           -------------           -------------
Costs and Expenses
  Cost of sales, including buying
    and occupancy costs                                177,397,452             164,014,391             152,343,401
  Selling and administrative                            52,927,297              45,583,150              40,345,285
  Depreciation and amortization                          4,141,263               3,814,034               4,235,537
                                                     -------------           -------------           -------------
                                                       234,466,012             213,411,575             196,924,223
                                                     -------------           -------------           -------------

Operating Income                                        35,565,591              21,312,357               8,141,805
Other Income, Principally Interest                       3,596,343               2,983,782               2,094,987
                                                     -------------           -------------           -------------


Income Before Income Taxes                              39,161,934              24,296,139              10,236,792
Income Tax Provision                                    14,700,000               8,800,000               3,600,000
                                                     -------------           -------------           -------------
Net Income                                            $ 24,461,934            $ 15,496,139            $  6,636,792
                                                     =============           =============           =============

Net Income Available Per Common Share
          Basic                                       $       1.84            $       1.18            $        .51
                                                     =============           =============           =============
          Diluted                                     $       1.81            $       1.17            $        .51
                                                     =============           =============           =============
Weighted Average Number of
Common Shares Outstanding
          Basic                                         13,230,490              13,057,108              12,844,680
                                                     =============           =============           =============
          Diluted                                       13,494,006              13,214,869              12,947,341
                                                     =============           =============           =============

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                January 31,
                                                                                ---------------------------------------------
                                                                                           2000                   1999
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                                                            $ 90,307,234             $ 70,228,227
  Merchandise inventories                                                                26,550,433               23,934,155
  Prepaid expenses and other                                                              4,219,237                2,083,285
  Deferred income taxes                                                                   2,234,691                1,706,050
                                                                                       ------------              -----------
    Total current assets                                                                123,311,595               97,951,717
                                                                                       ------------              -----------

Property, Plant and Equipment - at cost
  Land                                                                                      150,000                  150,000
  Buildings                                                                               4,347,697                4,338,863
  Leasehold improvements                                                                 33,312,055               29,416,173
  Furniture and equipment                                                                17,521,878               16,649,890
                                                                                       ------------              -----------
                                                                                         55,331,630               50,554,926

  Less accumulated depreciation and amortization                                         37,608,972               36,202,184
                                                                                       ------------              -----------
                                                                                         17,722,658               14,352,742
                                                                                       ------------              -----------
Other Assets
  Goodwill, net of accumulated amortization of $928,356
     and $714,120, respectively                                                           2,290,049                2,504,285
  Deferred income taxes                                                                   3,234,966                2,505,290
  Other                                                                                   1,712,223                1,712,223
                                                                                       ------------              -----------
    Total other assets                                                                    7,237,238                6,721,798
                                                                                       ------------              -----------
                                                                                       $148,271,491             $119,026,257
                                                                                       ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                                               $ 17,495,977             $ 16,090,608
  Accrued expenses                                                                       10,932,950                6,658,918
  Income taxes payable                                                                    3,925,540                2,727,892
                                                                                       ------------             ------------
    Total current liabilities                                                            32,354,467               25,477,418
                                                                                       ------------             ------------
Capital Lease Obligation                                                                  1,099,299                1,392,255
                                                                                       ------------             ------------

Shareholders' Equity
  Series A Preferred stock, par value $1.00 per share:
    Authorized - 5,000,000 shares
    Issued and outstanding - 460 shares,
       Liquidation value $460,000                                                               460                      460
  Common stock, par value $.01 per share:
    Authorized - 50,000,000 shares
    Issued shares - 2000: 15,688,290; 1999: 15,688,290                                      156,883                  156,883
  Additional paid-in capital                                                              5,864,790                5,541,944
  Retained earnings                                                                     123,390,856              101,844,410
                                                                                        -----------              -----------
                                                                                        129,412,989              107,543,697
Less common treasury shares, at cost -
  2000: 2,353,390; 1999: 2,489,410                                                       14,595,264               15,387,113
                                                                                         ----------               ----------
                                                                                        114,817,725               92,156,584
                                                                                        -----------               ----------
                                                                                       $148,271,491             $119,026,257
                                                                                       ============             ============

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                   Additional
                                                       Preferred        Common      Paid-In          Retained          Treasury
                                                         Stock          Stock       Capital          Earnings           Stock
                                                       ----------------------------------------------------------------------------
Balance January 31, 1997                                 $460          $156,883     $5,541,944       $85,891,376     ($17,576,423)
Net income                                                                                             6,636,792
Dividends on preferred stock ($120 per share)                                                            (55,200)
Dividends on common stock ($.20 per share)                                                            (2,568,936)
                                                       ----------------------------------------------------------------------------
Balance January 31, 1998                                  460           156,883      5,541,944        89,904,032      (17,576,423)

Net income                                                                                            15,496,139
Dividends on preferred stock ($120 per share)                                                            (55,200)
Dividends on common stock ($.20 per share)                                                            (2,622,401)
Stock Options exercised                                                                                 (878,160)       2,189,310
                                                       ----------------------------------------------------------------------------
Balance January 31, 1999                                  460           156,883      5,541,944       101,844,410      (15,387,113)

Net income                                                                                            24,461,934
Dividends on preferred stock ($120 per share)                                                            (55,200)
Dividends on common stock ($.20 per share)                                                            (2,651,029)
Stock options exercised                                                                                 (209,259)         791,849
Tax benefit from exercise of stock options                                             322,846
                                                       ----------------------------------------------------------------------------
Balance January 31, 2000                                 $460          $156,883     $5,864,790      $123,390,856     ($14,595,264)
                                                         ====         =========    ===========     =============     ============


See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended January 31,
                                                              ------------------------------------------------------------
                                                                         2000                1999                  1998
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                         $24,461,934         $15,496,139          $ 6,636,792
  Adjustments to reconcile net income to
  Net cash provided by operating activities:
     Depreciation and amortization                                     4,141,263           3,814,034            4,235,537
     Deferred income tax benefit                                      (1,258,317)           (900,000)            (700,000)
     Loss on retirement of property, plant and
        Equipment                                                        222,912             201,076              516,844
Changes in operating assets and liabilities,:
     (Increase) decrease in merchandise inventories                   (2,616,278)         (1,826,927)             799,844
     (Increase) decrease in prepaid expenses & other                  (2,135,952)         (  594,537)           1,268,560
     Increase (decrease) in trade accounts payable                     1,405,369          (    7,688)           2,306,016
     Increase in accrued expenses                                      4,274,032             779,367              982,142
     Increase in income taxes payable                                  1,197,648             869,513            1,858,379
                                                                    ------------        ------------          -----------
     Net cash provided by operating activities                        29,692,611          17,830,977           17,904,114
                                                                    ------------        ------------          -----------

Cash flows from investing activities:
  Increase in other assets                                                 ---           (   544,709)                 ---
  Purchases of property, plant and equipment                         ( 7,519,855)        ( 3,365,071)          (2,022,860)
                                                                    ------------        ------------          -----------
     Net cash used in investing activities                           ( 7,519,855)        ( 3,909,780)          (2,022,860)
                                                                    ------------        ------------          -----------

Cash flows from financing activities:
  Preferred stock cash dividends paid                                    (55,200)            (55,200)             (55,200)
  Common stock cash dividends paid                                    (2,651,029)         (2,622,401)          (2,568,936)
  Proceeds from exercise of stock options                                905,436           1,311,150                  ---
  Principal payments under capital lease obligations                    (292,956)           (239,208)            (195,324)
                                                                    ------------        ------------          -----------
     Net cash used in financing activities                            (2,093,749)         (1,605,659)         (2,819,460)
                                                                    ------------        ------------          -----------

 Increase in cash and cash equivalents                                20,079,007          12,315,538           13,061,794
 Cash and cash equivalents at beginning of year                       70,228,227          57,912,689           44,850,895
                                                                     -----------          ----------          -----------
 Cash and cash equivalents at end of year                            $90,307,234         $70,228,227          $57,912,689
                                                                     ===========         ===========          ===========

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
    Interest on capital lease obligation                             $    257,044        $   311,792          $   354,676
    Income taxes, net                                                $ 14,171,761        $ 8,937,812          $ 1,151,476


See notes to consolidated financial statements.

DEB SHOPS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- A - SUMMARY OF SIGNIFICANT
      ACCOUNTING POLICIES

Consolidation: The consolidated financial statements of Deb Shops, Inc. ("the Company") include the accounts of the Company and its subsidiaries, after elimination of all inter-company transactions and accounts.

Background: The Company retails popularly priced fashion apparel for junior and plus-sized females and males through 285 stores. The Company's stores are located in regional malls and strip shopping centers principally located in the east and mid-western regions of the country. The Company also operates a chain of 17 bookstores located in Delaware, Maryland, Minnesota, New Jersey and Pennsylvania.

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

Property, Plant and Equipment: The provisions for depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets. Leasehold improvements are amortized over the initial term of the lease. Furniture and equipment is depreciated over seven years or the lease term, whichever is less. Gain or loss on disposition of property, plant and equipment is included in other income. Depreciation expense, which includes depreciation on a capitalized lease asset, for the years ended January 31, 2000, 1999 and 1998 was $3,927,000, $3,600,000 and $4,021,000, respectively.

Cost in Excess of Net Assets Acquired (Goodwill): The Company amortizes costs in excess of fair market value of net assets of businesses acquired using the straight-line method over a period of 15 years. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of goodwill or render the goodwill not recoverable.

Statements of Cash Flows: The Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents. Included in cash and cash equivalents at January 31, 2000 is $83,296,000 of investments in money market mutual funds and short-term municipal bonds. They are carried at cost, which approximates market.


- B - EARNINGS PER SHARE

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

                                                         Year Ended January 31,
                                      --------------------------------------------------------------
                                          2000                     1999                      1998
                                      --------------------------------------------------------------
Net income                            $24,461,934              $15,496,139                $6,636,792

Dividends on preferred stock              (55,200)                 (55,200)                  (55,200)
                                      -----------              -----------               -----------

Income  available to
    Common shareholders               $24,406,734              $15,440,939                $6,581,592
                                      ===========              ===========              ============
Basic weighted average
     Number of common
     Shares outstanding                13,230,490               13,057,108                12,844,680

Effect of dilutive stock options          263,516                  157,761                   102,661
                                      -----------              -----------               -----------

Diluted weighted average
     number of common
     Shares outstanding                13,494,006               13,214,869                12,947,341
                                      ===========              ===========              ============


         As of January 31, 2000 and 1999, all common stock options were included in the computation of diluted earnings per common share. As of January 31, 1998, 165,000 common stock options were outstanding but were not included in the computation of diluted net income per common share because the exercise price was greater than the average market price of the Company's common shares during the year.

- C - INCOME TAXES

         Income tax provision consists of the following components:

                                                                Year Ended January 31,
                                            ------------------------------------------------------
                                                2000                 1999                  1998
--------------------------------------------------------------------------------------------------
Current:

Federal....................................  $13,500,000           $8,700,000            $4,050,000
                                               2,400,000            1,000,000               250,000
State......................................  -----------          -----------           -----------
                                              15,900,000            9,700,000             4,300,000
Deferred:                                    -----------          -----------           -----------

Federal....................................   (1,000,000)            (350,000)             (650,000)
                                                (200,000)            (550,000)              (50,000)
State......................................  -----------          -----------           -----------
                                              (1,200,000)            (900,000)             (700,000)
                                             -----------          -----------           -----------
                                             $14,700,000           $8,800,000            $3,600,000
                                             ===========          ===========           ===========

         A reconciliation of the Company's effective income tax rate with the statutory federal rate follows:

                                                                       Year Ended January 31,
                                                   --------------------------------------------------------
                                                         2000                 1999                  1998
-----------------------------------------------------------------------------------------------------------
Tax provision at statutory rate                     $13,721,000            $8,504,000           $3,481,000
State income taxes, net of federal tax                1,464,000               293,000              132,000
Other                                                  (485,000)                3,000              (13,000)
                                                    ------------          -----------          -----------
                                                    $14,700,000            $8,800,000           $3,600,000
                                                    ============          ===========          ===========

         Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. The components of deferred tax assets and liabilities are as follows:

                                                                        January 31,
                                                      -------------------------------------------
                                                             2000                         1999
-------------------------------------------------------------------------------------------------
Deferred Tax Assets
         Uniform cost capitalization                    $   654,000                  $   632,000
         Capital lease obligation                           293,000                      292,000
         Deferred rent                                      347,000                      286,000
         Depreciation                                     2,941,000                    2,213,000
         Accrued expenses                                 1,485,000                    1,003,000
                                                        -----------                  -----------
                                                          5,720,000                    4,426,000
Deferred Tax Liabilities
         Prepaid expenses                                  (250,000)                    (215,000)
                                                        ------------                 ------------
                                                        $ 5,470,000                  $ 4,211,000
                                                        ============                 ===========

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

         Under the terms of the warehouse and office building lease, the Company is required to pay annual rentals as reflected under "Capital Lease" in the lease table below. The lease term is 20 years and requires the Company to pay all real estate taxes, utilities and maintenance costs. The warehouse and office building lease has a net book value of $298,000 at January 31, 2000 and is accounted for as a capital lease. Asset amounts are included in buildings and improvements and are depreciated over 20 years. The lease was originally scheduled to expire on June 14, 2002, however, the Company has entered into an amendment which extends the lease for a period of five years through June 14, 2007. This extension will be accounted for as an operating lease upon the expiration of the initial term of the existing lease.

         Interest expense related to the capital lease obligation amounted to $257,000, $312,000 and $355,000 for the years ended January 31, 2000, 1999 and
1998, respectively, and is included in selling and administrative expenses.

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

         Future minimum rental commitments for all noncancelable leases at January 31, 2000 are as follows:
                                                  Capital        Operating
                                                   Lease           Leases
-----------------------------------------------------------------------------
Fiscal Year Ending January 31,
2001....................................           $550,000     $ 18,999,000
2002....................................            550,000       16,673,000
2003....................................            230,000       13,947,000
2004....................................                ---       12,106,000
2005....................................                ---        9,310,000
Thereafter..............................                ---       30,928,000
                                                  ---------     ------------

Total minimum rental commitments........          1,330,000     $101,963,000
                                                                ============

Imputed interest........................         (  230,701)
                                                 ----------

Present value of net minimum
  lease payments........................         $1,099,299
                                                 ==========


         Total rental expense under operating leases amounted to $21,624,000, $19,824,000 and $17,450,000 in fiscal 2000, 1999 and 1998, respectively. Such amounts include contingent rentals based upon a percentage of sales of $2,729,000, $2,992,000 and $2,026,000 in fiscal 2000, 1999 and 1998, respectively.

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

                                                                                                    Weighted
                                                                                                     Average
                                                                          Shares                 Exercise Price
                                                                          ------                 -------------
Outstanding, January 31, 1997 ..............................              390,000                      $3.27
         Granted during period (at $6.00 per share) ........              165,000                       6.00
                                                                        ---------                      -----
Outstanding, January 31, 1998 ..............................              555,000                       4.08
         Granted during period (at $7.00 per share) ........              305,000                       7.00
         Canceled during period ............................              (10,000)                     (6.00)
         Exercised during period ...........................             (354,200)                     (3.70)
                                                                        ---------                      -----
Outstanding, January 31, 1999 ..............................              495,800                       6.11
         Exercised during period ...........................             (140,800)                     (4.71)
                                                                        ---------                      -----
Outstanding, January 31, 2000 ..............................              355,000                      $6.67
                                                                        =========                      =====

                                    Outstanding Options                                  Exercisable Options
                                               Weighted
                                                Average            Weighted                        Weighted
                                               Remaining            Average                         Average
         Exercise                             Contractual          Exercise                        Exercise
       Price Range             Number             Life               Price            Number         Price
       -----------             ------      ----------------      -------------        ------       ---------
          $3.25                25,000          1.0 years             $3.25            25,000         $3.25
      $6.00 - $7.00           330,000          4.0 years             $6.92           100,000         $6.50


         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for its stock option plan. In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans.

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

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The model uses the following assumptions: risk-free interest rates ranging from 4.2% to 6.0%, a volatility factor of 41.7% to 52.8%, expected dividend yield of 2.9% to 6.2%, and an expected life of four years for the options.

         For purposes of pro forma disclosure, the estimated fair value of the options ($2.34 and $2.41 for the 1999 and 1998 grants, respectively) is amortized to expense over the options assumed vesting period. SFAS No. 123 requires only that the income effects of options granted beginning in fiscal 1996 be included in the pro forma disclosure. Since a portion of the Company's stock options vest over several years and additional options may be granted each year, the pro forma effect on net income reported below is not representative of the effect of fair value stock option expense on future years' pro forma net income.

         Had the Company recognized compensation cost for its stock option plan consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per common share would have been adjusted to the following pro forma amounts:

                                                                    Year Ended January 31,
                                                                    ---------------------
                                                           2000                1999                1998
                                                           ----                ----                ----
 Pro forma net income                                  $24,123,119         $15,271,556          $6,535,730
 Pro forma basic net income
           per common share                            $      1.82         $      1.17          $      .50
 Pro forma  diluted net income
           per common share                            $      1.79         $      1.16          $      .50


- F - RESTRICTED STOCK INCENTIVE PLAN

         Effective June 1, 1990, the Company adopted a Restricted Stock Incentive Plan (RSIP) administered by the Company's Stock Option Committee. Under the RSIP, a maximum 300,000 shares of the Company's Common Stock may be awarded as bonuses to key employees. No more than 100,000 shares may be issued under this plan during any calendar year. Upon grant, the shares shall be registered in the name of the recipient who shall have the right to vote the shares and receive cash dividends. The right to receive the certificates and retain the shares does not vest until the grantee has remained in the employ of the Company for a period determined by the Stock Option Committee. At the time of the vesting, a portion of the shares may be withheld to cover withholding taxes due on the compensation income resulting from the grant.

         In fiscal 2000, 1999 and 1998, no shares were granted under the RSIP. At January 31, 2000, there were 206,000 shares reserved for future grant. The RSIP expires May 31, 2000.


- G- COMMITMENTS AND CONTINGENCIES

         The Company has an unsecured line of credit in the amount of $20,000,000 at January 31, 2000. Of this amount, $2,400,000 was outstanding as letters of credit for the purchase of inventory.

         The Company entered into an employment agreement with a key employee during fiscal 1996, which was modified and extended in fiscal 1999 and provides for a base salary plus a bonus of 4% of the improvement in the operating results of the apparel business. The bonus is applicable through fiscal year 2002. The Company also entered into a bonus agreement with a key employee during fiscal 1996 which provides for a bonus of 2% of the improvement in operating results of the apparel business. No payment was required in fiscal 1997 under either agreement. In fiscal 1998, 1999 and 2000, bonuses of $450,000, in the aggregate, for each year, were earned under the agreements. The amount is included in accrued expenses on the accompanying consolidated balance sheet as of January 31, 2000 and 1999.

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

                                 Deb Shops, Inc.
                         Quarterly Financial Information
                                   (Unaudited)

(amounts in thousands except per share data)           First            Second            Third            Fourth
                                                      Quarter           Quarter          Quarter          Quarter
-------------------------------------------------------------------------------------------------------------------
Net sales
  2000                                                $59,517          $66,710           $67,725           $76,079
  1999                                                $49,759          $58,488           $60,007           $66,470
Cost of sales, including buying
  and occupancy costs
  2000                                                $43,712          $42,109           $47,884           $43,692
  1999                                                $38,374          $41,034           $44,350           $40,256
Net income
  2000                                                $ 2,212          $ 7,074           $ 4,080           $11,095
  1999                                                $   402          $ 3,814           $ 2,491           $ 8,789
Basic net income per share
  2000                                                $   .17          $   .53           $   .31           $   .84
  1999                                                $   .03          $   .29           $   .19           $   .67
Diluted net income per share
  2000                                                $   .16          $   .52           $   .30           $   .82
  1999                                                $   .03          $   .29           $   .19           $   .66
Cash dividends per common share
  2000                                                $   .05          $   .05           $   .05           $   .05
  1999                                                $   .05          $   .05           $   .05           $   .05

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None, except for change in accountants previously reported on Form 8-K filed on June 12, 1998.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The required information with respect to each director is contained in the Company's Definitive Proxy Statement in connection with its Annual Meeting to be held on May 17, 2000 which is incorporated in this Annual Report on Form 10-K by reference.

         The required information with respect to each executive officer is contained at the end of Part I of this Annual Report on Form 10-K.


Item 11.  Executive Compensation

         The required information with respect to executive compensation is contained in the Company's Definitive Proxy Statement in connection with its Annual Meeting to be held on May 17, 2000, which is incorporated in this Annual Report on Form 10-K by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The required information with respect to security ownership of certain beneficial owners and management is contained in the Company's Definitive Proxy Statement in connection with its Annual Meeting to be held on May 17, 2000, which is incorporated in this Annual Report on Form 10-K by reference.

Item 13.  Certain Relationships and Related Transactions

         The required information with respect to certain relationships and related transactions is contained in the Company's Definitive Proxy Statement in connection with its Annual Meeting to be held on May 17, 2000, which is incorporated in this Annual Report on Form 10-K by reference.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K


Financial Statements and Financial Statement Schedules


                         Document                                       Page(s)
                         --------                                       -------


       Reports of independent auditors.............................     17 - 18

       Consolidated statements of operations for
       the years ended January 31, 2000, 1999 and 1998.............     19

       Consolidated balance sheets as of January 31,
       2000 and 1999...............................................     20

       Consolidated statements of shareholders'
       equity for the years ended January 31, 2000,
       1999 and 1998...............................................     21

       Consolidated statements of cash flows for the
       years ended January 31, 2000, 1999 and 1998.................     22

       Notes to consolidated financial statements..................     23 - 30

       Selected quarterly financial information (unaudited)
       for the years ended January 31, 2000 and 1999...............     31


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

    4-1.6 * Amendment No. VI to Deb Shops, Inc. Restated Savings and Protection Plan (1994 Form 10-K, Exhibit 4-1.6)

    4-1.7 * Amendment No. VII to Deb Shops, Inc. Restated Savings and Protection Plan. (1997 Form 10-K Exhibit 4-1.7)

    4-2 * Employee Savings and Protection Trust Agreement (Registration No. 2-99124, Exhibit 4-5)

Exhibit No.                Description of Document
-----------                -----------------------

   4-2.1 * Amendment No. I to Employee Savings and Protection Trust Agreement (Form 10-Q for quarter ended July 31, 1992)

   10-1 Lease Agreement for property located at 9401 Blue Grass Road, Philadelphia, Pennsylvania, 19114 (Registration No. 2-82222,
                  Exhibit 10-1)

   10-1.1 Amendment of Lease Agreement dated January 3, 1999 for property Located at 9401 Blue Grass Road, Philadelphia, Pennsylvania, 19114 (1999 Form 10-K, Exhibit 10-1.1)

   10-14.1 * Insurance Policy for Marvin Rounick and Judy Rounick (1993 Form 10-K, Exhibit 10-14.1)

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

   10-15.1        * Life Insurance Policy for Warren Weiner and Penny Weiner
                        (1993 Form 10-K, Exhibit 10-15.1)

Exhibit No.                Description of Document
-----------                -----------------------

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

  10-17           * Restricted Stock Incentive Plan as amended (1995 Form 10-K,
                  Exhibit 10-17)

Exhibit No.                Description of Document
-----------                -----------------------



  10-19           * Deb Shops, Inc. Premium Conversion Plan (1996 Form 10-K,
                  Exhibit 10-19)

  10-19.1 * Amendment No. I to Deb Shops, Inc. Premium Conversion Plan (1997 Form 10-K, Exhibit 10-19.1)

  10-20.1 * Amended and Restated Deb Shops, Inc. 1995 Incentive Stock Option Plan (Form 10-Q for the quarter ended July 31, 1999)

  10-21.1 * Employment Agreement dated August 1, 1998 between the Company and Allan Laufgraben (1999 Form 10-K, Exhibit 10-21.1)

  21              Subsidiaries of the Company

  23-1            Consent of Ernst & Young  LLP

  23-2            Consent of Arthur Andersen LLP

  27              Financial Data Schedule

Reports on Form 8-K
-------------------

         There were no reports on Form 8-K for the quarter ended January 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City and County of Philadelphia, Commonwealth of Pennsylvania, on April 28, 2000.

                                           DEB SHOPS, INC.
                                           (Registrant)

                                           By:    /s/ Marvin Rounick
                                                  -----------------------------
                                                  Marvin Rounick, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


   /s/ Marvin Rounick                                         April 28, 2000
--------------------------------------------------------------
Marvin Rounick, President,
  Chief Executive Officer and Director
  (Principal Executive Officer)


   /s/ Warren Weiner                                          April 28, 2000
--------------------------------------------------------------
Warren Weiner, Executive Vice President,
  Secretary, Treasurer and Director


   /s/ Jack Rounick                                           April 28, 2000
--------------------------------------------------------------
Jack A. Rounick, Assistant Secretary
  and Director


   /s/ Paul Bachow                                            April 28, 2000
--------------------------------------------------------------
Paul S. Bachow, Director


   /s/ Barry H. Feinberg                                      April 28, 2000
--------------------------------------------------------------
Barry H. Feinberg, Director


   /s/ Barry H. Frank                                         April 28, 2000
--------------------------------------------------------------
Barry H. Frank, Esq., Director


   /s/ Lewis Lyons                                            April 28, 2000
--------------------------------------------------------------
Lewis Lyons, Vice President, Finance,
 Chief Financial Officer and Assistant Secretary


   /s/ Joan M. Nolan                                          April 28, 2000
--------------------------------------------------------------
Joan M. Nolan
Controller