Form 10-Q
period 2000-04-30
DEB SHOPS INC
filed 2000-06-13
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    April 30, 2000
                              --------------------------------------------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               --------------------------  ---------------------

Commission File Number                                 0-12188
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

                          Yes   X        No
                              -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.01                            13,360,900
----------------------------                ------------------------------------
         (Class)                               (Outstanding at April 30, 2000)

                        DEB SHOPS, INC. AND SUBSIDIARIES



                                    I N D E X
                                    ---------




                                                                                  Page
                                                                                  ----
PART I.   Item 1. Financial Information:

                  Consolidated Balance Sheets -                                   1
                  April 30, 2000 and January 31, 2000

                  Consolidated Statements of Operations                           2
                  Three Months Ended April 30, 2000 and 1999

                  Consolidated Statements of Cash Flows -                         3
                  Three Months Ended April 30, 2000 and 1999

                  Notes to Consolidated Financial Statements -                    4
                  April 30, 2000

          Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations - April 30, 2000                      5-10

          Item 3. Quantitative and Qualitative Disclosures About                  10
                  Market Risk


PART II. Other Information                                                        11


                         DEB SHOPS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                     APRIL 30,      JANUARY 31,
                                                       2000            2000
-------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $92,818,108      $90,307,234
  Merchandise inventories                           26,952,120       26,550,433
  Prepaid expenses and other                         3,154,951        4,219,237
  Deferred income taxes                              2,340,691        2,234,691
                                                  ------------     ------------
    Total Current Assets                           125,265,870      123,311,595
                                                  ------------     ------------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                                 150,000          150,000
  Buildings                                          4,347,697        4,347,697
  Leasehold improvements                            34,063,689       33,312,055
  Furniture and equipment                           17,524,575       17,521,878
                                                  ------------     ------------
                                                    56,085,961       55,331,630
  Less accumulated depreciation
    and amortization                                38,018,750       37,608,972
                                                  ------------     ------------
                                                    18,067,211       17,722,658
                                                  ------------     ------------

OTHER ASSETS
  Goodwill, net of accumulated amortization
    of $767,679 and $714,120, respectively           2,236,490        2,290,049
  Deferred income taxes                              3,383,966        3,234,966
  Other                                              1,712,223        1,712,223
                                                  ------------     ------------
    Total Other Assets                               7,332,679        7,237,238
                                                  ------------     ------------

                                                  $150,665,760     $148,271,491
                                                  ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                           $19,333,566      $17,495,977
  Accrued expenses                                  10,017,195       10,932,950
  Income taxes payable                               3,470,806        3,925,540
                                                  ------------     ------------
    Total Current Liabilities                       32,821,567       32,354,467
                                                  ------------     ------------

Capital Lease Obligation                             1,009,604        1,099,299
                                                  ------------     ------------


Shareholders' Equity
  Series A Preferred Stock, par value $1.00
    a share:
    Authorized - 5,000,000 shares
    Issued and outstanding - 460 shares,
      liquidation value $460,000                           460              460
  Common Stock, par value $.01 a share:
    Authorized - 50,000,000 shares
    Issued Shares - April 30, 2000: 15,688,290;
      January 31, 2000: 15,688,290                     156,883          156,883
  Additional paid in capital                         5,864,790        5,864,790
  Retained earnings                                125,246,473      123,390,856
                                                  ------------     ------------
                                                   131,268,606      129,412,989

  Less common treasury shares, at cost -
    April 30, 2000: 2,327,390;
    January 31, 2000: 2,353,390                     14,434,017       14,595,264
                                                  ------------     ------------
                                                   116,834,589      114,817,725
                                                  ------------     ------------
                                                  $150,665,760     $148,271,491
                                                  ============     ============

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)





                                                  Three Months Ended April 30,
                                             ----------------------------------
                                                 2000                  1999
                                                 ----                  ----


Net Sales                                    $ 64,984,515          $ 59,517,393
                                             ------------          ------------



Costs and Expenses
  Cost of Sales, Including
    Buying and Occupancy Costs                 47,408,315            43,711,793
  Selling and Administrative                   13,404,731            12,224,928
  Depreciation and Amortization                 1,056,156               963,869
                                             ------------          ------------
                                               61,869,202            56,900,590
                                             ------------          ------------


Operating Income                                3,115,313             2,616,803
Other Income, Principally Interest              1,131,146               842,645
                                             ------------          ------------


Income Before Income Taxes                      4,246,459             3,459,448
Income Taxes                                    1,635,000             1,247,000
                                             ------------          ------------

Net Income                                   $  2,611,459          $  2,212,448
                                             ============          ============

Net Income Available Per Common Share
         Basic                               $       0.19          $       0.17
                                             ============          ============
         Diluted                             $       0.19          $       0.16
                                             ============          ============

Cash Dividend Declared
  Per Common Share                           $       0.05          $       0.05
                                             ============          ============

Weighted Average Number of
  Common Shares Outstanding
         Basic                                 13,358,113            13,198,880
                                             ============          ============
         Diluted                               13,559,518            13,427,809
                                             ============          ============




See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   Three Months Ended April 30,
                                                               ----------------------------------
                                                                   2000                   1999
                                                                   ----                   ----

Cash flows provided by operating activities:
  Net income                                                     2,611,459              2,212,448
  Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                              1,056,156                963,869
      Deferred income tax (benefit)                            (   255,000)           (   200,000)
      Loss on retirement of property, plant and equipment           99,678                 16,281
      Change in assets and liabilities:
        (Increase) in merchandise inventories                  (   401,687)           ( 1,525,693)
        Decrease (increase) in prepaid expenses and other        1,064,286            (     4,802)
        Increase in trade accounts payable                       1,837,589              1,447,813
        (Decrease) in accrued expenses                         (   915,755)           (    15,952)
        (Decrease) in income taxes payable                     (   454,734)           ( 1,249,641)
                                                               -----------            -----------
        Net cash provided by operating activities                4,641,992              1,644,323
                                                               -----------            -----------

Cash flows (used in) investing activities:
  Purchase of property, plant and equipment, net               ( 1,446,828)           ( 2,317,109)
                                                               -----------            -----------
      Net cash (used in) investing activities                  ( 1,446,828)           ( 2,317,109)
                                                               -----------            -----------

Cash flows (used in) financing activities:
      Preferred stock cash dividends paid                      (    13,800)           (    13,800)
      Common stock cash dividends paid                         (   668,045)           (   659,944)
      Proceeds from exercise of stock options                       87,250                   ---
      Principal payments under capital lease obligations       (    89,695)           (    73,239)
                                                               -----------            -----------
        Net cash (used in) financing activities                (   684,290)           (   746,983)
                                                               -----------            -----------

Increase (decrease) in cash and cash equivalents                 2,510,874            ( 1,419,769)
Cash and cash equivalents at beginning of period                90,307,234             70,228,227
                                                               -----------            -----------
Cash and cash equivalents at end of period                     $92,818,108            $68,808,458
                                                               ===========            ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest on capital lease obligation                     $    47,804            $     64,261
      Income taxes, net                                        $ 2,089,734            $  2,697,402


See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2000

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the first quarter and the third quarter cost of goods sold and inventories are estimated based on the use of the gross profit method. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000. The Balance Sheet at January 31, 2000 has been derived from the audited financial statements at that date.

NOTE B - NET INCOME PER SHARE

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

                                               Three Months Ended April 30,
                                                  2000              1999
                                               ----------------------------

         Net income                            $2,611,459        $2,212,448

         Dividends on preferred stock             (13,800)          (13,800)
                                               ----------        ----------

         Income available to
             common shareholders               $2,597,659        $2,198,648
                                               ==========        ==========

         Basic weighted average
              number of common
              shares outstanding               13,358,113        13,198,880

         Effect of dilutive stock options         201,405           228,929
                                               ----------        ----------

         Diluted weighted average
              number of common
              shares outstanding               13,559,518        13,427,809
                                               ==========        ==========


NOTE C - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC amended SAB 101 to require companies with fiscal years beginning between December 16, 1999 and March 15, 2000 to implement the provisions of SAB 101 no later than June 30, 2000. The Company will adopt the provisions of SAB 101 as of the fiscal quarter ending July 31, 2000. The Company is currently in the process of evaluating the impact, if any, that SAB 101 will have on its consolidated financial position and results of operations.

Item 2.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         The Company has made in this report, and from time to time may otherwise make, "forward-looking statements" (as that term is defined under federal securities laws) concerning the Company's future operations, performance, profitability, revenues, expenses and financial condition. This report includes, in particular, forward-looking statements regarding store openings, closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company's ability to improve margins, respond to changes in fashion, find suitable retail locations and the Company's ability to attract and retain key management personnel. Such factors may also include other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

Overview

         Deb Shops, Inc. (the "Company") operates 280 women's specialty apparel retail stores offering moderately priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sized women. The Company also operates eight Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

         The Company also operates 17 Atlantic bookstores. The book division includes 11 "Atlantic Book Shops", which are small limited selection book stores, generally open seasonally in Delaware, Maryland and New Jersey resort towns. Atlantic Books also operates six much larger "Atlantic Book Warehouses" which carry a full line of best sellers, new titles and magazines in addition to remainder books. The Atlantic Book Warehouse stores are located in Delaware, Maryland, Minnesota, New Jersey and Pennsylvania.

         Results of operations for the Company for the three months ended April 30, 2000 and 1999, are presented on a consolidated basis and divisional basis to provide relevant information concerning the Company's retail apparel store business, which is the Company's principal line of business, and the retail book business.

Results of Operations - Consolidated

         Consolidated net sales increased $5,467,000 (9.2%) to $64,985,000 in the three months ended April 30, 2000 from $59,517,000 in the three months ended April 30, 1999, and increased $9,758,000 (19.6%) in the three months ended April 30, 1999 from the three months ended April 30, 1998. The increases during the three months ended April 30, 2000 and 1999, were primarily the result of increased comparable store sales in the apparel division.

         The changes in net sales, cost of sales, selling and administrative expense and net income (loss) are more fully described in the sections on "Apparel Business" and "Book Business" that follow.

         Other income, principally interest, increased $289,000 (34.2%) to $1,131,000 in the three months ended April 30, 2000 from $843,000 in the three months ended April 30, 1999 and increased $164,000 (24.1%) for the three months ended April 30, 1999 from the three months ended April 30, 1998. Interest income is offset by losses on the disposition of fixed assets. The increases in the three months ended April 30, 2000 and 1999 were primarily the result of earnings on higher cash balances.

         Income before income taxes increased $787,000 (22.7%) to $4,246,000 in the three months ended April 30, 2000 from $3,459,000 in the three months ended April 30, 1999 and increased $2,840,000 (458.6%) for the three months ended April 30, 1999 from the three months ended April 30, 1998. The improvements for the three months ended April 30, 2000 and 1999 were primarily comprised of an increase in the apparel business sales and apparel business margins.

Results of Operations - Apparel Business

         Net sales increased $5,398,000 (9.5%) to $61,993,000 in the three months ended April 30, 2000 from $56,594,000 in the three months ended April 30, 1999 and increased $9,818,000 (21.0%) in the three months ended April 30, 1999 from the three months ended April 30, 1998. The increases in net sales in the three months ended April 30, 2000 and 1999 resulted primarily from increased customer acceptance of the Company's products, which is attributed to the Company's continual refining of its focus on its younger customers, in addition to continuing efforts to improve visual merchandising

         The following table sets forth certain store information.

                                                         Store Data(1)
                                                 Three Months Ended April 30,
                                                 ----------------------------
                                                      2000            1999
                                                      ----            ----

Stores open at end of the period                       288             275
Average number in operation during the period          281             275
Average net sales per store (in thousands)            $221            $206
Average operating income                              $ 11            $  9
    per store (in thousands)
Comparable Store Sales(2) - Percent Change             3.8%           18.3%


         Cost of sales, including buying and occupancy costs, increased $3,537,000 (8.5%) to $45,213,000 in the three months ended April 30, 2000 from
$41,676,000 in the three months ended April 30, 1999 and increased $5,326,000 (14.7%) in the three months ended April 30, 1999 from the three months ended April 30, 1998. The increases in the three months ended April 30, 2000 and 1999 in cost of sales, including buying and occupancy costs, were principally due to the increase in sales during the period. As a percentage of net sales, these costs were 72.9% during the three months ended April 30, 2000, and 73.6% during the three-month period ended April 30, 1999. For the three months ended April 30, 2000 and April 30, 1999, the decreased cost of sales percentage resulted primarily from increased margins. Buying and occupancy costs were 16.2% and 16.3% of sales for the three months ended April 30, 2000 and 1999, respectively. Buying and occupancy costs, as a percentage of sales, were essentially unchanged for the three months ended April 30, 2000 and April 30, 1999.


--------
(1) Includes Tops `N Bottoms stores

(2) Comparable store sales include stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         Selling and administrative expenses increased $1,148,000 (10.0%) to $12,645,000 in the three months ended April 30, 2000 from $11,497,000 in the three months ended April 30, 1999 and increased $1,620,000 (16.4%) in the three months ended April 30, 1999 from the three months ended April 30, 1998. The increases in selling and administrative costs for the three months ended April 30, 2000 and 1999 were primarily due to increased store operating costs and increased administrative costs. As a percentage of net sales, these expenses were 20.4% during the three months ended April 30, 2000, and 20.3% during the three months ended April 30, 1999. Selling and administrative expenses, as a percentage of sales, were essentially unchanged for the three months ended April 30, 2000 and 1999.

         Depreciation expense increased $81,000 to $919,000 in the three months ended April 30, 2000 from $838,000 in the three months ended April 30, 1999 and increased $28,000 in the three months ended April 30, 1999 from the three months ended April 30, 1998. The increase for the three months ended April 30, 2000 and 1999 were principally attributed to new store openings and remodeling of existing stores.

         Operating income was $3,215,000 in the three months ended April 30, 2000 as compared to operating income of $2,583,000 in the three months ended April 30, 1999 and an operating (loss) of ($262,000) in the three months ended April 30, 1998. As a percentage of sales, operating income was 5.2% in the three months ended April 30, 2000, and 4.6% in the three months ended April 30, 1999. The increases in operating income for the three months ended April 30, 2000 and 1999 were primarily attributable to the increase in sales and an increase in margins, partially offset by an increase in selling and administrative expenses.


Results of Operations - Book Business

         Net sales increased $69,000 (2.0%) to $2,992,000 in the three months ended April 30, 2000 from $2,923,000 in the three months ended April 30, 1999 and decreased ($60,000) (2.0%) in the three months ended April 30, 1999 from the three months ended April 30, 1998. The increase in net sales in the three months ended April 30, 2000 resulted primarily from a change in the store mix of the warehouse stores and the improved performance of the resort stores. The decrease in net sales in the three months ended April 30, 1999 resulted primarily from increasing competition as evidenced by the reduction in same store sales.

         The following table sets forth certain store information:
                                                             Store Data
                                                    Three Months Ended April 30,
                                                    ----------------------------
                                                         2000          1999
                                                         ----          ----
Resort Stores:
   Stores open at end of period                            11            12
   Average number in operation during the period           11            12
   Average net sales per store (in thousands)            $ 46          $ 39
Warehouse Stores:
   Stores open at end of period                             6             6
   Average number in operation during the period            6             6
   Average net sales per store (in thousands)            $415          $409

Comparable Store Sales(1) - Percent Change                0.3%         (4.9%)

----------
(1) Comparable store sales include resort and warehouse stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         Cost of sales, including buying and occupancy costs, increased $160,000 (7.7%) to $2,240,000 in the three months ended April 30, 2000 from $2,080,000 in the three months ended April 30, 1999 and increased $12,000 (0.6%) in the three months ended April 30, 1999 from the three months ended April 30, 1998. The increase in the three months ended April 30, 2000 was primarily the result of decreased margins resulting from competitive pressures and increased buying and occupancy costs. The increase in the three months ended April 30, 1999 was primarily the result of lower sales and increased occupancy costs offset by improved inventory management. As a percentage of net sales, cost of sales, buying and occupancy costs were 74.9% in the three months ended April 30, 2000 and 71.2% in the three months ended April 30, 1999. As a percentage of net sales, buying and occupancy costs were 19.8% in the three months ended April 30, 2000 and 18.0% in the three months ended April 30, 1999.

         Selling and administrative expenses increased $30,000 (4.1%) to $756,000 in the three months ended April 30, 2000 from $726,000 in the three months ended April 30, 1999 and increased $92,000 (14.5%) in the three months ended April 30, 1999 from the three months ended April 30, 1998. The increases in the three months ended April 30, 2000 and 1999 were primarily the result of higher administrative costs. As a percentage of net sales, selling and administrative costs were 25.3% in the three months ended April 30, 2000 and 24.8% in the three months ended April 30, 1998.

         Depreciation and amortization expense increased $5,000 to $116,000 in the three months ended April 30, 2000 from $110,000 in the three months ended April 30, 1999 and increased $1,000 in the three months ended April 30, 1999 from the three months ended April 30, 1998. The increases were primarily the result of additional stores.

         Operating (loss) was ($120,000) in the three months ended April 30, 2000 as compared to operating income of $7,000 in the three months ended April 30, 1999 and $172,000 in the three months ended April 30, 1998. The decreases in operating income for the three months ended April 30, 2000 and 1999, were primarily the result of the factors described above. As a percentage of net sales, operating (loss) represents (4.0%) in the three months ended April 30, 2000, and operating income represents 0.2% in the three months ended April 30, 1999.

Liquidity and Capital Resources - Consolidated

         During the three months ended April 30, 2000 and 1999, the Company funded internally all of its operating needs, including capital expenditures for the opening of new apparel stores and for the remodeling of existing apparel and book stores. Total cash provided by operating activities for the three months ended April 30, 2000 and 1999 was $4,642,000 and $1,644,000, respectively. For the three months ended April 30, 2000, cash provided by operations was the result of net income, increases in accounts payable, decreases in prepaid expenses and non-cash charges for depreciation and amortization, partially offset by decreases in merchandise inventories and increases in accrued expenses and income taxes payable. For the three months ended April 30, 1999, cash provided by operations was the result of net income, increases in trade accounts payable, and non-cash charges for depreciation and amortization partially offset by decreases in merchandise inventories and increases in income taxes payable. The inventory turnover rate for the apparel business was approximately 0.8 times during the three months ended April 30, 2000 and 0.9 times during the three months ended April 30, 1999. The inventory turnover rate for the book business was approximately 0.2 times during the three months ended April 30, 2000 and 1999.

         Net cash (used in) investing activities was $1,447,000 and $2,317,000 for the three months ended April 30, 2000 and 1999, respectively. The increase in net cash used in investing activities was principally due to the opening of new stores and the remodeling of existing stores.

         Net cash (used in) financing activities was $684,000 and $747,000 for the three months ended April 30, 2000 and 1999, respectively. For the three months ended April 30, 2000 and 1999, these funds were principally used for the payment of dividends on preferred and common stock.

         As of April 30, 2000, the Company had cash and cash equivalents of $92,818,000 compared with $68,808,000 at April 30, 1999.

         Opening a warehouse bookstore is capital intensive, because of the leasehold improvements and initial inventory required. It is anticipated that the funds to finance expansion will come from the cash and cash equivalents on hand. As of the balance sheet date, there were no commitments for the opening of any additional resort stores or warehouse stores. Other than these items there are no known other trends or commitments, events or other uncertainties that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

         The Company believes that internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs.

Item 3.
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of April 30, 2000, the Company had cash and cash equivalents of $92,818,000 compared to $68,808,000 as of April 30, 1999, and $55,631,000 as of
April 30, 1998. These funds are invested primarily in money market funds and short-term municipal bonds, all of which are fully insured or guaranteed by letters-of-credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.


PART II.   OTHER INFORMATION


Items 1 - 5.  NOT APPLICABLE
------------


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K.
-------       ---------------------------------

              (a)  Exhibits

                       None

              (b)  Reports on Form 8-K

                       No reports on Form 8-K were filed by the Company during the quarter ended April 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                         DEB SHOPS, INC.





DATE:  June 13, 2000                           By  /s/ Marvin Rounick
                                                 ------------------------------
                                                       Marvin Rounick
                                                       President







DATE:  June 13, 2000                           By  /s/ Lewis Lyons
                                                 ------------------------------
                                                       Lewis Lyons
                                                       Vice President, Finance
                                                       Chief Financial Officer