Form 10-Q
period 2000-07-31
DEB SHOPS INC
filed 2000-09-13
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                July 31, 2000
                              --------------------------------------------------

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

                                Yes ___X___        No ________

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.01                            13,385,900
----------------------------                ------------------------------------
         (Class)                               (Outstanding at July 31, 2000)

                        DEB SHOPS, INC. AND SUBSIDIARIES





                                    I N D E X
                                    ---------




                                                                                       Page
                                                                                       ----
PART I. Item 1,   Financial Information:

                  Consolidated Balance Sheets -                                          1
                  July 31, 2000 and January 31, 2000

                  Consolidated Statements of Operations - Six Months and                 2
                  Three Months Ended July 31, 2000 and 1999

                  Consolidated Statements of Cash Flows -                                3
                  Six Months Ended July 31, 2000 and July 31, 1999

                  Notes to Consolidated Financial Statements -                           4
                  July 31, 2000

        Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations - July 31, 2000                              5-11

        Item 3.   Quantitative and Qualitative Disclosures About                         11
                  Market Risk


PART II.          Other Information                                                      11-12

                         DEB SHOPS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                       JULY 31,                  JANUARY 31,
                                                                                         2000                       2000
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                          $ 92,662,863               $ 90,307,234
  Merchandise inventories                                                              35,048,766                 26,550,433
  Prepaid expenses and other                                                            2,787,498                  4,219,237
  Deferred income taxes                                                                 2,462,941                  2,234,691
                                                                                     ------------               ------------
    Total Current Assets                                                              132,962,068                123,311,595
                                                                                     ------------               ------------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                                                                    150,000                    150,000
  Buildings                                                                             4,347,697                  4,347,697
  Leasehold improvements                                                               34,444,522                 33,312,055
  Furniture and equipment                                                              17,770,427                 17,521,878
                                                                                     ------------               ------------
                                                                                       56,712,646                 55,331,630
                                                                                     ------------               ------------
  Less accumulated depreciation
    and amortization                                                                   38,628,947                 37,608,972
                                                                                     ------------               ------------
                                                                                       18,083,699                 17,722,658
                                                                                     ------------               ------------

OTHER ASSETS
  Goodwill, net of accumulated amortization
    of $1,035,474 and $928,356, respectively                                            2,182,931                  2,290,049
  Deferred income taxes                                                                 3,556,716                  3,234,966
  Other                                                                                 1,712,223                  1,712,223
                                                                                     ------------               ------------
    Total Other Assets                                                                  7,451,870                  7,237,238
                                                                                     ------------               ------------

                                                                                     $158,497,637               $148,271,491
                                                                                     ============               ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                                             $ 23,738,705               $ 17,495,977
  Accrued expenses                                                                     10,063,862                 10,932,950
  Income taxes payable                                                                  2,982,402                  3,925,540
                                                                                     ------------               ------------
    Total Current Liabilities                                                          36,784,969                 32,354,467
                                                                                     ------------               ------------

Capital Lease Obligation                                                                  919,908                  1,099,299
                                                                                     ------------               ------------


Shareholders' Equity
  Series A Preferred Stock, par value $1.00 a share:
    Authorized - 5,000,000 shares
    Issued and outstanding - 460 shares,
      liquidation value $460,000                                                              460                        460
  Common Stock, par value $.01 a share:
    Authorized - 50,000,000 shares
    Issued Shares - 15,688,290                                                            156,883                    156,883
  Additional paid in capital                                                            5,864,790                  5,864,790
  Retained earnings                                                                   129,049,599                123,390,856
                                                                                     ------------               ------------
                                                                                      135,071,732                129,412,989

  Less common treasury shares, at cost -
    July 31, 2000: 2,302,390;
    January 31, 2000: 2,353,390                                                        14,278,972                 14,595,264
                                                                                     ------------               ------------
                                                                                      120,792,760                114,817,725
                                                                                     ------------               ------------
                                                                                     $158,497,637               $148,271,491
                                                                                     ============               ============

See notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                           Six Months Ended July 31,              Three Months Ended July 31,
                                                   ------------------------------------------ --------------------------------------

                                                         2000                 1999                 2000                 1999
                                                         ----                 ----                 ----                 ----
Revenues
  Net Sales                                         $131,003,251          $126,227,817         $66,018,736          $66,710,424
                                                    --------------        ------------         ------------         -----------



Costs and Expenses
  Cost of Sales, including
    Buying and occupancy costs                        92,067,975            85,820,815          44,659,660           42,109,022
  Selling and administrative                          27,750,829            25,013,155          14,346,098           12,788,227
  Depreciation and amortization                        2,211,500             1,951,919           1,155,344              988,050
                                                    ------------          ------------         -----------          -----------
                                                     122,030,304           112,785,889          60,161,102           55,885,299
                                                    ------------          ------------         -----------          -----------


Operating Income                                       8,972,947            13,441,928           5,857,634           10,825,125
Other income, principally interest                     2,534,778             1,535,183           1,403,632              692,538
                                                    ------------          ------------         -----------          -----------


Income Before Income Taxes                            11,507,725            14,977,111           7,261,266           11,517,663
Income Taxes                                           4,430,000             5,691,000           2,795,000            4,444,000
                                                    ------------          ------------         -----------          -----------

Net Income                                          $  7,077,725          $  9,286,111         $ 4,466,266          $ 7,073,663
                                                    ============          ============         ===========          ===========

Net Income  Per Common Share
                                             Basic  $       0.53          $       0.70         $      0.33          $      0.53
                                                    ============          ============         ===========          ===========
                                           Diluted  $       0.52          $       0.69         $      0.33          $      0.52
                                                    ============          ============         ===========          ===========

Cash Dividend Declared
  Per Common Share                                  $       0.10          $       0.10         $      0.05          $      0.05
                                                    ============          =============        ===========          ===========

Weighted Average Number of
  Common Shares Outstanding
                                             Basic    13,367,614            13,209,671          13,377,933           13,217,765
                                                    ============          ============         ===========          ===========
                                           Diluted    13,531,284            13,464,381          13,503,869           13,492,866
                                                    ============          ============         ===========          ===========



  See notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                               Six Months Ended July 31,
                                                                                   ----------------------------------------------
                                                                                             2000                   1999
                                                                                             ----                   ----
Cash flows provided by operating activities:
  Net income                                                                               7,077,725               9,286,111
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                        2,211,500               1,951,919
      Deferred income tax (benefit)                                                     (    550,000)           (    370,000)
      Loss on retirement of property, plant and equipment                                    152,594                 211,447
      Change in operating assets and liabilities:
        Increase in merchandise inventories                                             (  8,498,333)           (  8,123,903)
        Decrease in prepaid expenses and other                                             1,431,739                 189 794
        Increase in trade accounts payable                                                 6,242,728               4,357,499
        (Decrease) increase in accrued expenses                                         (    869,088)              1,681,258
        (Decrease) increase in income taxes payable                                     (    943,138)                526,062
                                                                                        --------------          ------------
        Net cash provided by operating activities                                          6,255,727               9,710,187
                                                                                        --------------          ------------

Cash flows (used in) investing activities:
  Purchase of property, plant and equipment, net                                        (  2,618,017)           (  4,567,780)
                                                                                        -------------           -------------
        Net cash used in investing activities                                           (  2,618,017)           (  4,567,780)
                                                                                        -------------           -------------

Cash flows (used in) financing activities:
      Preferred stock cash dividends paid                                               (     27,600)           (     27,600)
      Common stock cash dividends paid                                                  (  1,337,340)           (  1,322,114)
      Proceeds from exercise of stock options                                                262,250                 106,464
      Principal payments under capital lease obligations                                (    179,391)           (    146,478)
                                                                                        -------------           -------------
         Net cash used in financing activities                                          (  1,282,081)           (  1,389,728)
                                                                                        -------------           -------------

Increase in cash and cash equivalents                                                      2,355,629               3,752,679
Cash and cash equivalents at beginning of period                                          90,307,234              70,228,227
                                                                                        --------------          ------------
Cash and cash equivalents at end of period                                               $92,662,863             $73,980,906
                                                                                        ==============          ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest on capital lease obligation                                                 $    95,609             $   128,522
    Income taxes, net                                                                    $ 5,889,743             $ 5,535,919


See notes to consolidated financial statements are an integral part of these financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the first quarter and the third quarter cost of goods sold and inventories are estimated based on the use of the gross profit method. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000. The Balance Sheet at January 31, 2000 has been derived from the audited financial statements at that date

NOTE B - NET INCOME PER SHARE

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

                                                        Six Months Ended July 31,                Three  Months Ended July 31,
                                                        -------------------------                ----------------------------
                                                        2000                  1999                2000                  1999
                                               ----------------------- ------------------- -------------------- --------------------
         Net income                                $ 7,077,725            $ 9,286,111          $ 4,466,266          $ 7,073,662

         Dividends on preferred stock                  (27,600)               (27,600)             (13,800)             (13,800)
                                                   -----------            -----------          -----------          -----------

         Income available to
             common shareholders                   $ 7,050,125            $ 9,258,511          $ 4,452,466          $ 7,059,862
                                                   ===========            ===========          ===========          ===========

         Basic weighted average
              number of common
              shares outstanding                    13,367,614             13,209,671           13,377,933           13,217,765

         Effect of dilutive stock options              163,670                254,710              125,936              275,101
                                                   -----------            -----------          -----------          -----------

         Diluted weighted average
              number of common
              shares outstanding                    13,531,284             13,464,381           13,503,869           13,492,866
                                                   ===========            ===========          ===========          ===========


NOTE C - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC amended SAB 101 to require companies with fiscal years beginning between December 16, 1999 and March 15, 2000 to implement the provisions of SAB 101 no later than December 31, 2000. The Company will adopt the provisions of SAB 101 as of the fiscal quarter ending January 31, 2001. The Company is currently in the process of evaluating the impact, if any, that SAB 101 will have on its consolidated financial position and results of operations.

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

Overview

         Deb Shops, Inc. (the "Company") operates 282 women's specialty apparel retail stores offering moderately priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sized women. The Company also operates eight Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

         The Company also operates 17 Atlantic bookstores. The book division includes 11 "Atlantic Book Shops", which are small limited selection book stores, generally open seasonally in Delaware, Maryland and New Jersey resort towns. The book division also operates six much larger "Atlantic Book Warehouses" which carry a full line of best sellers, new titles and magazines in addition to remainder books. The Atlantic Book Warehouse stores are located in Delaware, Maryland, Minnesota, New Jersey and Pennsylvania.

         Results of operations for the Company for the three and six months ended July 31, 2000 and 1999, are discussed below on a consolidated basis and divisional basis to provide relevant information concerning the Company's retail apparel store business, which is the Company's principal line of business, and the retail book business.

Results of Operations - Consolidated

         Consolidated net sales increased $4,775,000 (3.8%) to $131,003,000 in the six months ended July 31, 2000 from $126,228,000 in the six months ended July 31, 1999, and increased $17,981,000 (16.6%) in the six months ended July 31, 1999 from the six months ended July 31, 1998. Consolidated net sales decreased ($692,000) (1.0%) to $66,019,000 in the three months ended July 31, 2000 from $66,710,000 in the three months ended July 31, 1999 and increased $8,223,000 (14.1%) in the three months ended July 31, 1999 from the three months ended July 31, 1998. The increase in the six month period ended July 31, 2000 was primarily the result of increased comparable store sales in the apparel division during the first quarter of fiscal 2001. The decrease in the three month period ended July 31, 2000 was primarily the result of decreased comparable store sales in the apparel division. The increases in the three and six month periods ended July 31, 1999 were primarily the result of increased comparable store sales in the apparel division.

         The changes in net sales, cost of sales, selling and administrative expense and net income are more fully described in the sections on "Apparel Business" and "Book Business" that follow.

         Other income, principally interest, increased $1,000,000 (65.1%) to $2,535,000 in the six months ended July 31, 2000 from $1,535,000 in the six months ended July 31, 1999 and decreased ($25,000) (1.6%) in the six months ended July 31, 1999 from the six months ended July 31, 1998. Other income, principally interest, increased $711,000 (102.7%) to $1,404,000 in the three months ended July 31, 2000 from $693,000 in the three months ended July 31, 1999 and decreased ($189,000) (21.5%) in the three months ended July 31, 1999 from the three months ended July 31, 1998. Interest income is offset by losses on the disposition of fixed assets. The increases during the six and three months ended July 31, 2000 were primarily the result of earnings on higher cash balances, gradually rising interest rates and, to a lesser extent, decreased write-offs from the disposition of fixed assets. The decreases in the six and three months ended July 31, 1999 were primarily the result of losses on disposition of fixed assets and lower interest rates.

         Income before income taxes decreased ($3,469,000) (23.2%) to $11,508,000 in the six months ended July 31, 2000 from $14,977,000 in the six months ended July 31, 1999 and increased $8,491,000 (130.9%) in the six months ended July 31, 1999 from the six months ended July 31, 1998. Income before income taxes decreased ($4,256,000) (37.0%) to $7,261,000 in the three months ended July 31, 2000 from $11,518,000 in the three months ended July 31, 1999 and increased $5,561,000 (96.3%) in the three months ended July 31, 1999 from the three months ended July 31, 1998. The decreases for the six and three months ended July 31, 2000 were primarily the result of decreased comparable store sales and margins in the apparel business. The increases for the six and three months ended July 31, 1999 were primarily the result of increased sales and margins in the apparel business.

Results of Operations - Apparel Business

         Net sales increased $4,355,000 (3.7%) to $122,941,000 in the six months ended July 31, 2000 from $118,586,000 in the six months ended July 31, 1999 and increased $17,896,000 (17.8%) in the six months ended July 31, 1999 from the six months ended July 31, 1998. Net sales decreased ($1,043,000) (1.7%) to $60,949,000 in the three months ended July 31, 2000 from $61,992,000 in the three months ended July 31, 1999 and increased $8,077,000 (15.0%) in the three months ended July 31, 1999 from the three months ended July 31, 1998. The increases in net sales for the six months ended July 31, 2000 resulted primarily from the increased sales in the quarter ended April 30, 2000. The decrease in net sales for the three months ended July 31, 2000 resulted primarily from the slow down in sales of summer merchandise which, the Company believes, was primarily attributable to the cool wet weather in the Mid-Atlantic and Mid-West parts of the country. The increases in net sales for the six and three months ended July 31, 1999 resulted primarily from increased customer acceptance of the Company's products, which was attributed to the Company's continual refining of its focus on its younger customers, in addition to its continuing efforts to improve visual merchandising.

         The following table sets forth certain store information:

                                                                    Six Months Ended July 31,(1)      Three Months Ended July 31,(1)
                                                                 -------------------------------------------------------------------
                                                                   2000               1999                2000             1999
                                                                   ----               ----                ----             ----
Stores open at end of the period                                    290                276                 290             276
Average number in operation during the period                       288                275                 290             275
Average net sales per store (in thousands)                         $427               $431                $210            $225
Average operating income per store (in thousands)                  $ 30               $ 48                $ 19            $ 38
Comparable Store Sales(2)- Percent Change                          (1.8)%             15.8%               (6.9)%          13.5%

         Cost of sales, including buying and occupancy costs, increased $5,952,000 (7.4%) to $86,372,000 in the six months ended July 31, 2000 from
$80,420,000 in the six months ended July 31, 1999 and increased $6,226,000 (8.4%) in the six months ended July 31, 1999 from the six months ended July 31, 1998. Cost of sales, including buying and occupancy costs, increased $2,415,000 (6.2%) to $41,159,000 in the three months ended July 31, 2000 from $38,744,000 in the three months ended July 31, 2000 and increased $900,000 (2.4%) in the three months ended July 31, 1999 from the three months ended July 31, 1998. The increases in cost of goods


------------------------
(1) Includes Tops 'N Bottoms stores.

(2) Comparable store sales include stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

sold, including buying and occupancy costs, in the six and three months ended July 31, 2000 were primarily due to the increases in sales and the decreases in margins. The increases in cost of sales, including buying and occupancy costs in the six and three months ended July 31, 1999 were principally due to the increases in sales during the periods. As a percentage of net sales, these costs were 70.3% and 67.8% during the six months ended July 31, 2000 and 1999, respectively, and 67.5% and 62.5% during the three months ended July 31, 2000 and 1999, respectively. The percentage increases for the six and three months ended July 31, 2000 as compared to the six and three months ended July 31, 1999, resulted primarily from decreased margins. Buying and occupancy costs were 16.6% and 16.5% of net sales for the six months ended July 31, 2000 and 1999, respectively, and 17.0% and 16.6% of net sales for the three months ended July 31, 2000 and 1999, respectively. The percentage increases for the six and three months ended July 31, 2000 as compared to the six and three months ended July 31, 1999, resulted principally from a decrease in sales during the periods.

         Selling and administrative expenses increased $2,639,000 (11.3%) to $26,023,000 in the six months ended July 31, 2000 from $23,384,000 in the six months ended July 31, 1999 and increased $2,844,000 (13.8%) in the six months ended July 31, 1999 from the six months ended July 31, 1998. Selling and administrative expenses increased $1,491,000 (12.5%) to $13,378,000 in the three months ended July 31, 2000 from $11,887,000 in the three months ended July 31, 1999 and increased $1,224,000 (11.5%) in the three months ended July 31, 1999 from the three months ended July 31, 1998. The increase in selling and administrative costs for the six and three months ended July 31, 2000 was primarily due to increased store operating costs. The increase in selling and administrative costs for the six and three months ended July 31, 1999 was primarily due to increased store operating costs and increased administrative costs. As a percentage of net sales, these expenses were 21.2% and 19.7% in the six months ended July 31, 2000 and 1999, respectively, and 22.0% and 19.2% in the three months ended July 31, 2000 and 1999, respectively. The percentage increases in the six and three months ended July 31, 2000 were primarily the result of a decrease in comparable store sales for the periods.

         Depreciation expense increased $237,000 to $1,935,000 in the six months ended July 31, 2000 from $1,698,000 in the six months ended July 31, 1999 and increased $72,000 in the six months ended July 31, 1999 from the six months ended July 31, 1998. Depreciation expense increased $157,000 to $1,016,000 in the three months ended July 31, 2000 from $859,000 in the three months ended July 31, 1999 and increased $44,000 in the three months ended July 31, 1999 from the three months ended July 31, 1998. The increases for the six and three months ended July 31, 2000 and 1999 were primarily attributable to new store openings and remodeling of existing stores.

         Operating income was $8,611,000 in the six months ended July 31, 2000 as compared to operating income of $13,084,000 in the six months ended July 31, 1999 and $4,330,000 in the six months ended July 31, 1998. Operating income was $5,395,000 in the three months ended July 31, 2000 as compared to operating income of $10,502,000 in the three months ended July 31, 1999 and $4,592,000 in the three months ended July 31, 1998. As a percentage of sales, operating income was 7.0% and 11.0% in the six months ended July 31, 2000 and 1999, respectively, and 8.9% and 16.9% in the three months ended July 31, 2000 and 1999, respectively. The decreases in operating income for the six and three months ended July 31, 2000 were primarily attributable to decreases in comparable same store sales and margins and increases in selling and administrative expenses. The increases in operating income for the six and three months ended July 31, 1999 were primarily attributable to the increases in sales and margins, partially offset by increases in selling and administrative expenses.

Results of Operations - Book Business

         Net sales increased $420,000 (5.5%) to $8,062,000 in the six months ended July 31, 2000 from $7,642,000 in the six months ended July 31, 1999 and increased $85,000 (1.1%) in the six months ended July 31, 1999 from the six months ended July 31, 1998. Net sales increased $352,000 (7.5%) to $5,070,000 in the three months ended July 31, 2000 from $4,718,000 in the three months ended July 31, 1999 and increased $146,000 (3.2%) in the three months ended July 31, 1999 from the three months ended July 31, 1998. The increases in the six and three months ended July 31, 2000 and 1999 were lower than in the prior periods primarily as a result of increased competition.

The following table sets forth certain store information:

                                                                        Six Months Ended              Three Months Ended
                                                                            July 31,                         July 31,
                                                                --------------------------------- -------------------------------
                                                                      2000             1999             2000             1999
                                                                      ----             ----             ----             ----
Resort Stores:
   Stores open at end of period                                         11               12               11               12
   Average number in operation during the period                        11               12               11               12
   Average net sales per store (in thousands)                         $262             $222             $215             $183
Warehouse Stores:
   Stores open at end of period                                          6                6                6                6
   Average number in operation during the period                         6                6                6                6
   Average net sales per store (in thousands)                         $863             $821             $451             $418

Comparable Store Sales(1) - Percent Change                             6.3%            (4.2%)            8.2%           (3.8%)

-----------------------------------------------------------

(1) Comparable store sales include resort and warehouse stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         Cost of sales, including buying and occupancy costs, increased $295,000 (5.4%) to $5,786,000 in the six months ended July 31, 2000 from $5,491,000 in the six months ended July 31, 1999 and increased $187,000 (3.5%) in the six months ended July 31, 1999 from the six months ended July 31, 1998. Cost of sales, including buying and occupancy costs, increased $135,000 (4.0%) to $3,546,000 in the three months ended July 31, 2000 from $3,410,000 in the three months ended July 31, 1999 and increased $175,000 (5.4%) in the three months ended July 31, 1999 from the three months ended July 31, 1998. The increases during the six and three months ended July 31, 2000 and 1999 were primarily the result of increased sales and increased occupancy costs partially offset by improved inventory management.

         Selling and administrative expenses increased $94,000 (5.8%) to $1,720,000 in the six months ended July 31, 2000 from $1,626,000 in the six months ended July 31, 1999 and increased $132,000 (8.8%) in the six months ended July 31, 1999 from the six months ended July 31, 1998. Selling and administrative expenses increased $64,000 (7.1%) to $964,000 in the three months ended July 31, 2000 from $900,000 in the three months ended July 31, 1999 and increased $40,000 (4.6%) in the three months ended July 31, 1999 from the three months ended July 31, 1998. The increases in the six and three months ended July 31, 2000 and 1999 were primarily the result of higher administrative costs.

         Depreciation and amortization expense increased $10,000 to $234,000 in the six months ended July 31, 2000 from $224,000 in the six months ended July 31, 1999 and increased $6,000 in the six months ended July 31, 1999 from the six months ended July 31, 1998. Depreciation and amortization increased $4,000 to $118,000 in the three months ended July 31, 2000 from $114,000 in the three months ended July 31, 1999 and increased $4,000 in the three months ended July 31, 1999 from the three months ended July 31, 1998. The increases are primarily the result of opening new stores partially offset by the effect closing existing stores.

         Operating income increased $22,000 (7.2%) to $323,000 in the six months ended July 31, 2000 from $301,000 in the six months ended July 31, 1999 and decreased ($239,000) (44.3%) in the six months ended July 31, 1999 from the six months ended July 31, 1998. Operating income increased $148,000 (50.2%) to $442,000 in the three months ended July 31, 2000 from $295,000 in the three months ended July 31, 1999 and decreased ($73,000) (19.9%) in the three months ended July 31, 1999 from the three months ended July 31, 1998. The changes in operating income for the six and three months ended July 31, 2000 and 1999, are primarily the results of the factors described above. As a percentage of sales, operating income represented 4.0% and 3.9% in the six months ended July 31, 2000 and 1999, respectively, and 8.7% and 6.2% in the three months ended July 31, 2000 and 1999, respectively.

Liquidity and Capital Resources - Consolidated

         During the six months ended July 31, 2000, and 1999, the Company funded internally all of its operating needs, including capital expenditures for the opening of new apparel stores and for the remodeling of existing apparel and book stores. Total cash provided by operating activities for the six months ended July 31, 2000 and 1999 was $6,256,000 and $9,710,000, respectively. For the six months ended July 31, 2000, cash provided by operations was the result of net income, increases in trade accounts payable, decreases in prepaid expenses and other and non-cash charges for depreciation and amortization partially offset by increases in merchandise inventories and decreases in accrued expenses and income taxes payable. For the six months ended July 31, 1999, cash provided by operations was the result of net income, increases in trade accounts payable, accrued expenses, income taxes payable and non-cash charges for depreciation and amortization partially offset by increases in merchandise inventories. The inventory turnover rate for the apparel business was approximately 1.6 times during the six months ended July 31, 2000 and 1.7 times during the six months ended July 31, 1999. The inventory turnover rate for the book business was approximately 0.6 times during the six months ended July 31, 2000 and 0.7 times during the six months ended July 31, 1999.

         Net cash used in investing activities was $2,618,000 and $4,568,000 for the six months ended July 31, 2000 and 1999, respectively. The decrease in net cash used in investing activities was principally due to the timing of the opening of new stores and the remodeling of existing stores.

         Net cash used in financing activities was $1,282,000 and $1,390,000 for the six months ended July 31, 2000 and 1999, respectively. For the six months ended July 31, 2000 and 1999, these funds were principally used for the payment of dividends on preferred and common stock.

         The Company believes that internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs.

Item 3.
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of July 31, 2000, the Company had cash and cash equivalents of $92,663,000 compared to $73,981,000 as of July 31, 1999, and $60,290,000 as of
July 31, 1998. These funds are invested primarily in money market funds and short-term municipal bonds, all of which are fully insured or guaranteed by letters-of-credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.


PART II.   OTHER INFORMATION

Items 1 - 3.      NOT APPLICABLE
-----------

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
------            ----------------------------------------------------

                  The annual meeting of the Company was held on Wednesday, May 17, 2000. Total votes present either in person or by proxy were 13,127,859.

                  Votes were cast as follows for the election of directors:

                                                    FOR                WITHHELD
                                                 ----------            --------
                  Marvin Rounick                 12,455,216            672,643
                  Warren Weiner                  12,455,216            672,643
                  Jack A. Rounick                12,455,216            672,643
                  Barry H. Feinberg              12,454,616            673,243
                  Barry H. Frank                 12,455,216            672,643
                  Ivan Inerfeld                  12,455,216            672,643

                  Votes were cast as follows for the approval of the Amended and Restated Deb Shops, Inc. 1995 Incentive Stock option Plan:

                             For                 11,204,919
                             Against              1,874,901
                             Abstain                 48,039


There were no other matters voted on at the meeting.


Item 5.           NOT APPLICABLE
------

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.
------            --------------------------------

                  (a)  Exhibits


                           27               Financial Data Schedule


                  (b)  Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company
during the quarter ended July 31, 2000.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                                      DEB SHOPS, INC.





    DATE:  September 13, 2000                         By  /s/  Marvin Rounick
                                                        ------------------------
                                                        Marvin Rounick
                                                        President







    DATE:  September 13, 2000                         By  /s/  Lewis Lyons
                                                        ------------------------
                                                        Lewis Lyons
                                                        Vice President, Finance
                                                        Chief Financial Officer