Form 10-Q
period 2000-10-31
DEB SHOPS INC
filed 2000-12-13
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               October 31, 2000
                              --------------------------------------------------

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

                                Yes X      No
                                   ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.01                            13,385,900
----------------------------                ------------------------------------
         (Class)                             (Outstanding at October 31, 2000)

                        DEB SHOPS, INC. AND SUBSIDIARIES




                                    I N D E X
                                    ---------






                                                                           Page
                                                                           ----
PART I.   Item 1. Financial Information:

                  Consolidated Balance Sheets -                            1
                  October 31, 2000 and January 31, 2000

                  Consolidated Statements of Operations - Nine Months and 2 Three Months Ended October 31, 2000 and 1999

                  Consolidated Statements of Cash Flows -                  3
                  Nine Months Ended October 31, 2000 and 1999

                  Notes to Consolidated Financial Statements -             4
                  October 31, 2000

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations - October 31, 2000   5-9

          Item 3. Quantitative and Qualitative Disclosures About           10
                    Market Risk


PART II.          Other Information                                        11-12

                         DEB SHOPS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                     OCTOBER 31,     JANUARY 31,
                                                        2000            2000
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $ 98,429,072    $ 90,307,234
  Merchandise inventories                             26,682,856      26,550,433
  Prepaid expenses and other                           2,807,167       4,219,237
  Deferred income taxes                                2,577,066       2,234,691
                                                    ------------    ------------
    Total Current Assets                             130,496,161     123,311,595
                                                    ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                                   150,000         150,000
  Buildings                                            4,347,697       4,347,697
  Leasehold improvements                              34,986,179      33,312,055
  Furniture and equipment                             17,768,040      17,521,878
                                                    ------------    ------------
                                                      57,251,916      55,331,630
                                                    ------------    ------------
  Less accumulated depreciation
    and amortization                                  39,381,947      37,608,972
                                                    ------------    ------------
                                                      17,869,969      17,722,658
                                                    ------------    ------------

OTHER ASSETS
  Goodwill, net of accumulated amortization
    of $1,089,033 and $928,356, respectively           2,129,372       2,290,049
  Deferred income taxes                                3,717,591       3,234,966
  Other                                                1,712,223       1,712,223
                                                    ------------    ------------
    Total Other Assets                                 7,559,186       7,237,238
                                                    ------------    ------------

                                                    $155,925,316    $148,271,491
                                                    ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                            $ 18,442,672    $ 17,495,977
  Accrued expenses                                     9,906,373      10,932,950
  Income taxes payable                                 2,690,213       3,925,540
                                                    ------------    ------------
    Total Current Liabilities                         31,039,258      32,354,467
                                                    ------------    ------------

Capital Lease Obligation                                 830,213       1,099,299
                                                    ------------    ------------


Shareholders' Equity
  Series A Preferred Stock, par value $1.00
  a share:
  Authorized - 5,000,000 shares
  Issued and outstanding - 460 shares,
      liquidation value $460,000                             460             460
  Common Stock, par value $.01 a share:
    Authorized - 50,000,000 shares
    Issued Shares - 15,688,290                           156,883         156,883
  Additional paid in capital                           5,864,790       5,864,790
  Retained earnings                                  132,312,784     123,390,856
                                                    ------------    ------------
                                                     138,334,917     129,412,989

  Less common treasury shares, at cost -
    October 31, 2000: 2,302,390;
    January 31, 2000: 2,353,390                       14,279,072      14,595,264
                                                    ------------    ------------
                                                     124,055,845     114,817,725
                                                    ------------    ------------
                                                    $155,925,316    $148,271,491
                                                    ============    ============



See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                    Nine Months Ended October 31,       Three Months Ended October 31,
                                                    ------------------------------------------------------------------
                                                        2000              1999              2000              1999
                                                        ----              ----              ----              ----
Revenues
  Net Sales                                         $204,250,874      $193,952,782      $ 73,247,623      $ 67,724,965
                                                    ------------      ------------      ------------      ------------



Costs and Expenses
  Cost of sales, including
    buying and occupancy costs                       144,538,914       133,704,907        52,470,939        47,896,755
  Selling and administrative                          42,258,519        38,179,086        14,507,690        13,153,267
  Depreciation and amortization                        3,325,689         3,026,705         1,114,189         1,074,786
                                                    ------------      ------------      ------------      ------------
                                                     190,123,122       174,910,698        68,092,818        62,124,808
                                                    ------------      ------------      ------------      ------------


Operating income                                      14,127,752        19,042,084         5,154,805         5,600,157
Other income, principally interest                     3,797,153         2,517,495         1,262,375           982,312
                                                    ------------      ------------      ------------      ------------


Income before income taxes                            17,924,905        21,559,579         6,417,180         6,582,469
Income taxes                                           6,901,000         8,193,000         2,471,000         2,502,000
                                                    ------------      ------------      ------------      ------------

Net income                                          $ 11,023,905      $ 13,366,579      $  3,946,180      $  4,080,469
                                                    ============      ============      ============      ============

Net income  per common share
                                            Basic   $       0.82      $       1.01      $       0.29      $       0.31
                                                    ============      ============      ============      ============
                                          Diluted   $       0.81      $       0.99      $       0.29      $       0.30
                                                    ============      ============      ============      ============

Cash dividend declared
  per common share                                  $       0.15      $       0.15      $       0.05      $       0.05
                                                    ============      ============      ============      ============

Weighted average number of
  common shares outstanding
                                            Basic     13,373,100        13,220,015        13,385,900        13,243,400
                                                    ============      ============      ============      ============
                                          Diluted     13,522,766        13,481,373        13,507,556        13,530,371
                                                    ============      ============      ============      ============

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            Nine Months Ended October 31,
                                                                        -------------------------------------
                                                                             2000                   1999
                                                                             ----                   ----
 Cash flows provided by operating activities:
   Net income                                                            $ 11,023,905           $ 13,366,579
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                        3,325,689              3,026,705
       Deferred income tax (benefit)                                         (825,000)              (910,000)
       Loss on retirement of property, plant and equipment                    253,485                210,027
       Change in operating assets and liabilities:
         (Increase) in merchandise inventories                               (132,423)            (1,536,614)
         Decrease in prepaid expenses and other                             1,412,070                256,274
         Increase (decrease) in trade accounts payable                        946,695                (43,408)
         (Decrease) increase in accrued expenses                           (1,026,577)             1,748,281
         (Decrease) in income taxes payable                                (1,235,327)              (829,098)
                                                                         ------------           ------------
         Net cash provided by operating activities                         13,742,517             15,279,746
                                                                         ------------           ------------

 Cash flows used in investing activities:
   Purchase of property, plant and equipment, net                          (3,565,808)            (7,112,207)
                                                                         ------------           ------------
         Net cash used in investing activities                             (3,565,808)            (7,112,207)
                                                                         ------------           ------------

 Cash flows used in financing activities:
       Preferred stock cash dividends paid                                    (41,400)               (41,400)
       Common stock cash dividends paid                                    (2,006,635)            (1,984,284)
       Proceeds from exercise of stock options                                262,250                106,465
       Principal payments on capital lease obligations                       (269,086)              (219,717)
                                                                         ------------           ------------
          Net cash used in financing activities                            (2,054,871)           ( 2,138,936)
                                                                         ------------           -------------

 Increase in cash and cash equivalents                                      8,121,838              6,028,603
 Cash and cash equivalents at beginning of period                          90,307,234             70,228,227
                                                                         ------------           ------------
 Cash and cash equivalents at end of period                              $ 98,429,072           $ 76,256,830
                                                                         ============           ============

 Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest on capital lease obligation                                $    143,413           $    192,783
     Income taxes, net                                                   $  8,998,411           $  9,930,843


See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                OCTOBER 31, 2000

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the first quarter and the third quarter, cost of goods sold and inventories are estimated based on the use of the gross profit method. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000. The Balance Sheet at January 31, 2000 has been derived from the audited financial statements at that date

NOTE B - NET INCOME PER SHARE

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

                                   Nine Months Ended October 31,     Three  Months Ended  October 31,
                                   ------------------------------------------------------------------
                                        2000            1999               2000              1999
                                   ------------------------------------------------------------------
Net income                         $ 11,023,905     $ 13,366,579       $  3,946,180     $  4,080,469

Dividends on preferred stock            (41,400)         (41,400)           (13,800)         (13,800)
                                   ------------     ------------       ------------     ------------

Income available to
    common shareholders            $ 10,982,505     $ 13,325,179       $  3,932,380     $  4,066,669
                                   ============     ============       ============     ============

Basic weighted average
     number of common
     shares outstanding              13,373,100       13,220,015         13,385,900       13,243,400

Effect of dilutive stock options        149,666          261,358            121,656          286,971
                                   ------------     ------------       ------------     ------------

Diluted weighted average
     number of common
     shares outstanding              13,522,766       13,481,373         13,507,556       13,530,371
                                   ============     ============       ============     ============


NOTE C - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC amended SAB 101 to require companies with fiscal years beginning after December 15, 1999 to implement the provisions of SAB 101 no later than the fourth fiscal quarter. The Company will adopt the provisions of SAB 101 in the fiscal quarter ending January 31, 2001. The Company is currently in the process of evaluating the impact, if any, that SAB 101 will have on its consolidated financial position and results of operations.

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

Overview

         Deb Shops, Inc. (the "Company") operates 283 women's specialty apparel retail stores offering moderately priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sized women. The Company also operates eight Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

         The Company also operates 17 Atlantic bookstores. The book division includes 11 "Atlantic Book Shops," which are small limited selection book stores, generally open seasonally in Delaware, Maryland and New Jersey resort towns. The book division also operates six much larger "Atlantic Book Warehouses" which carry a full line of best sellers, new titles and magazines in addition to remainder books. The Atlantic Book Warehouse stores are located in Delaware, Maryland, Minnesota, New Jersey and Pennsylvania.

         Results of operations for the Company for the three and nine months ended October 31, 2000 and 1999, are discussed below on a consolidated basis and divisional basis to provide relevant information concerning the Company's retail apparel store business, which is the Company's principal line of business, and the retail book business.

Results of Operations - Consolidated

         Consolidated net sales increased $10,298,000 (5.3%) to $204,251,000 in the nine months ended October 31, 2000 from $193,953,000 in the nine months ended October 31, 1999, and increased $25,699,000 (15.3%) in the nine months ended October 31, 1999 from the nine months ended October 31, 1998. Consolidated net sales increased $5,523,000 (8.2%) to $73,248,000 in the three months ended October 31, 2000 from $67,725,000 in the three months ended October 31, 1999 and increased $7,718,000 (12.9%) in the three months ended October 31, 1999 from the three months ended October 31, 1998. The increase in the nine month period ended October 31, 2000 was primarily the result of sales in stores open less than one year in the apparel division. The increase in the three month period ended October 31, 2000 was primarily the result of sales in stores open less than one year and to a lesser extent increased comparable store sales in the apparel division. The increases in the nine and three month periods ended October 31, 1999 were primarily the result of increased comparable store sales in the apparel division.

         The changes in net sales, cost of sales, selling and administrative expense and net income are more fully described in the sections on "Apparel Business" and "Book Business" that follow.

         Other income, principally interest, increased $1,280,000 (50.8%) to $3,797,000 in the nine months ended October 31, 2000 from $2,517,000 in the nine months ended October 31, 1999 and increased $288,000 (12.9%) in the nine months ended October 31, 1999 from the nine months ended October 31, 1998. Other income, principally interest, increased $280,000 (28.5%) to $1,262,000 in the three months ended October 31, 2000 from $982,000 in the three months ended October 31, 1999 and increased $313,000 (46.8%) in the three months ended October 31, 1999 from the three months ended October 31, 1998. Interest income is offset by losses on the disposition of fixed assets. The increases in the nine and three months ended October 31, 2000 were primarily the result of earnings on higher cash balances, gradually rising interest rates and, to a lesser extent, decreased write-offs from the disposition of fixed assets. The increases in the nine and three months ended October 31, 1999 were primarily the result of earnings on higher cash balances and decreased write-offs from the disposition of fixed assets.

         Income before income taxes decreased $3,635,000 (16.9%) to $17,925,000 in the nine months ended October 31, 2000 from $21,560,000 in the nine months ended October 31, 1999 and increased $11,241,000 (108.9%) in the nine months ended October 31, 1999 from the nine months ended October 31, 1998. Income before income taxes decreased ($165,000) (2.5%) to $6,417,000 in the three months ended October 31, 2000 from $6,582,000 in the three months ended October 31, 1999 and increased $2,750,000 (71.8%) in the three months ended October 31, 1999 from the three months ended October 31, 1998. The decrease for the nine months ended October 31, 2000 was primarily the result of decreased comparable store sales and margins in the apparel business during the second quarter of the fiscal year. The decrease for the three months ended October 31, 2000 was primarily the result of increased store operating costs and to a lesser extent the lack of leverage of sales against buying and occupancy costs. The increases for the nine and three months ended October 31, 1999 were primarily the result of increased sales and margins in the apparel business.

Results of Operations - Apparel Business

         Net sales increased $9,819,000 (5.4%) to $191,197,000 in the nine months ended October 31, 2000 from $181,378,000 in the nine months ended October 31, 1999 and increased $25,617,000 (16.4%) in the nine months ended October 31, 1999 from the nine months ended October 31, 1998. Net sales increased $5,464,000 (8.7%) to $68,256,000 in the three months ended October 31, 2000 from $62,791,000 in the three months ended October 31, 1999 and increased $7,722,000 (14.0%) in the three months ended October 31, 1999 from the three months ended October 31, 1998. The increase in net sales for the nine months ended October 31, 2000 resulted primarily from sales in stores open less than one year and partially offset by the slow down in sales of summer merchandise which, the Company believes, was primarily attributable to the cool wet weather in the Mid-Atlantic and Mid-West parts of the country. The increase in net sales for the three months ended October 31, 2000 resulted primarily from the sales in stores open less than one year. The increases in net sales for the nine and three months ended October 31, 1999 resulted primarily from increased customer acceptance of the Company's products, which was attributable to the Company's continual refining of its focus on its younger customers, in addition to its continuing efforts to improve visual merchandising.

         The following table sets forth certain store information:

                                                       Nine Months Ended October 31,(1)   Three Months Ended October 31,(1)
                                                       --------------------------------   ---------------------------------

                                                            2000               1999               2000            1999
                                                           -----              -----              -----           -----
Stores open at end of the period                             291                281                291             281
Average number in operation during the period                290                275                291             279
Average net sales per store (in thousands)                 $ 659              $ 660              $ 235           $ 225
Average operating income per store (in thousands)          $  47              $  66              $  17           $  18
Comparable Store Sales(2)- Percent Change                   (0.2)%             14.2%               2.9%           11.3%

--------
(1) Includes Tops 'N Bottoms stores.

(2) Comparable store sales include stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         Cost of sales, including buying and occupancy costs, increased $10,192,000 (8.2%) to $135,156,000 in the nine months ended October 31, 2000 from $124,965,000 in the nine months ended October 31, 1999 and increased $9,773,000 (8.5%) in the nine months ended October 31, 1999 from the nine months ended October 31, 1998. Cost of sales, including buying and occupancy costs, increased $4,239,000 (9.5%) to $48,784,000 in the three months ended October 31, 2000 from $44,544,000 in the three months ended October 31, 1999 and increased $3,547,000 (8.7%) in the three months ended October 31, 1999 from the three months ended October 31, 1998. The increases in cost of goods sold, including buying and occupancy costs, in the nine and three months ended October 31, 2000 were primarily due to the increases in sales and the decreases in margins. The increases in cost of sales, including buying and occupancy costs in the nine and three months ended October 31, 1999 were principally due to the increases in sales during the periods. As a percentage of net sales, these costs were 70.7% and 68.9% during the nine months ended October 31, 2000 and 1999, respectively, and 71.5% and 70.9% during the three months ended October 31, 2000 and 1999, respectively. The percentage increase for the nine months ended October 31, 2000 as compared to the nine months ended October 31, 1999, resulted primarily from decreased margins. The percentage increase for the three months ended October 31, 2000 as compared to the three months ended October 31, 1999, resulted primarily from increased buying and occupancy costs. Buying and occupancy costs were 16.1% and 15.8% of net sales for the nine months ended October 31, 2000 and 1999, respectively, and 15.2% and 14.6% of net sales for the three months ended October 31, 2000 and 1999, respectively. The percentage increases for the nine and three months ended October 31, 2000 as compared to the nine and three months ended October 31, 1999, resulted principally from smaller increases in sales during the periods than in the comparable periods in the prior fiscal year.

         Selling and administrative expenses increased $3,927,000 (11.0%) to $40,000,000 in the nine months ended October 31, 2000 from $35,673,000 in the nine months ended October 31, 1999 and increased $4,404,000 (14.1%) in the nine months ended October 31, 1999 from the nine months ended October 31, 1998. Selling and administrative expenses increased $1,287,000 (10.5%) to $13,577,000 in the three months ended October 31, 2000 from $12,290,000 in the three months ended October 31, 1999 and increased $1,560,000 (14.5%) in the three months ended October 31, 1999 from the three months ended October 31, 1998. The increase in selling and administrative costs for the nine and three months ended October 31, 2000 was primarily due to increased store operating costs. The increase in selling and administrative costs for the nine and three months ended October 31, 1999 was primarily due to increased store operating costs and increased administrative costs. As a percentage of net sales, these expenses were 20.7% and 19.7% in the nine months ended October 31, 2000 and 1999, respectively, and 19.9% and 19.6% in the three months ended October 31, 2000 and 1999, respectively. The percentage increase in the nine months ended October 31, 2000 was primarily the result of a decrease in comparable store sales for the periods. The percentage increase in the three months ended October 31, 2000 was primarily the result of a slowdown in comparable store sales growth.

         Depreciation expense increased $264,000 to $2,908,000 in the nine months ended October 31, 2000 from $2,643,000 in the nine months ended October 31, 1999 and increased $204,000 in the nine months ended October 31, 1999 from the nine months ended October 31, 1998. Depreciation expense increased $27,000 to $973,000 in the three months ended October 31, 2000 from $946,000 in the three months ended October 31, 1999 and increased $132,000 in the three months ended October 31, 1999 from the three months ended October 31, 1998. The increases for the nine and three months ended October 31, 2000 and 1999 were primarily attributable to new store openings and remodeling of existing stores.

         Operating income was $13,533,000 in the nine months ended October 31, 2000 as compared to operating income of $18,096,000 in the nine months ended October 31, 1999 and $6,861,000 in the nine months ended October 31, 1998. Operating income was $4,922,000 in the three months ended October 31, 2000 as compared to operating income of $5,012,000 in the three months ended October 31, 1999 and $2,530,000 in the three months ended October 31, 1998. As a percentage of sales, operating income was 7.1% and 10.0% in the nine months ended October 31, 2000 and 1999, respectively, and 7.2% and 8.0% in the three months ended October 31, 2000 and 1999, respectively. The decrease in operating income for the nine months ended October 31, 2000 was primarily attributable to decreases in comparable same store sales and margins and increases in selling and administrative expenses. The decrease in operating income for the three months ended October 31, 2000 was primarily attributable to increases in selling and administrative expenses and buying and occupancy costs. The increases in operating income for the nine and three months ended October 31, 1999 were primarily attributable to the increases in sales and margins, partially offset by increases in selling and administrative expenses.


Results of Operations - Book Business

         Net sales increased $479,000 (3.8%) to $13,054,000 in the nine months ended October 31, 2000 from $12,575,000 in the nine months ended October 31, 1999 and increased $82,000 (0.7%) in the nine months ended October 31, 1999 from the nine months ended October 31, 1998. Net sales increased $59,000 (1.2%) to $4,992,000 in the three months ended October 31, 2000 from $4,933,000 in the three months ended October 31, 1999 and decreased ($4,000) (0.1%) in the three months ended October 31, 1999 from the three months ended October 31, 1998. The increases in the nine and three months ended October 31, 2000 were lower than in the prior periods primarily as a result of increased competition. The increase in the nine months ended October 31, 1999 was lower than in prior periods and the decrease in the three months ended October 31, 1999 are primarily the result of increased competition.

The following table sets forth certain store information:

                                                                       Nine Months Ended            Three Months Ended October
                                                                          October 31,                          31,
                                                                --------------------------------- -------------------------------
                                                                   2000             1999             2000            1999
                                                                   ----             ----             ----            ----
Resort Stores:
   Stores open at end of period                                      11               12               11              12
   Average number in operation during the period                     11               12               11              12
   Average net sales per store (in thousands)                      $471             $415             $209            $190
Warehouse Stores:
   Stores open at end of period                                       6                6                6               6
   Average number in operation during the period                      6                6                6               6
   Average net sales per store (in thousands)                    $1,312           $1,266             $449            $443

Comparable Store Sales(1) - Percent Change                          4.1%            Flat              0.8%            1.7%

---------

(1) Comparable store sales include resort and warehouse stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         Cost of sales, including buying and occupancy costs, increased $601,000 (6.8%) to $9,477,000 in the nine months ended October 31, 2000 from $8,875,000 in the nine months ended October 31, 1999 and increased $174,000 (2.0%) in the nine months ended October 31, 1999 from the nine months ended October 31, 1998. Cost of sales, including buying and occupancy costs, increased $294,000 (8.6%) to $3,691,000 in the three months ended October 31, 2000 from $3,397,000 in the three months ended October 31, 1999 and decreased ($14,000) (0.4%) in the three months ended October 31, 1999 from the three months ended October 31, 1998. The increases during the nine and three months ended October 31, 2000 were primarily the result of increased sales and increased occupancy costs partially offset by improved inventory management. The increase during the nine months ended October 31, 1999 was primarily the result of increased sales and increased occupancy costs partially offset by improved inventory management. The decrease during the three months ended October 31, 1999 was primarily the result of the winding down of business at one warehouse store.

         Selling and administrative expenses increased $146,000 (5.8%) to $2,648,000 in the nine months ended October 31, 2000 from $2,502,000 in the nine months ended October 31, 1999 and increased $186,000 (8.0%) in the nine months ended October 31, 1999 from the nine months ended October 31, 1998. Selling and administrative expenses increased $64,000 (7.5%) to $928,000 in the three months ended October 31, 2000 from $864,000 in the three months ended October 31, 1999 and increased $54,000 (6.6%) in the three months ended October 31, 1999 from the three months ended October 31, 1998. The increases in the nine and three months ended October 31, 2000 and 1999 were primarily the result of higher administrative costs.

         Depreciation and amortization expense increased $16,000 to $354,000 in the nine months ended October 31, 2000 from $338,000 in the nine months ended October 31, 1999 and increased $8,000 in the nine months ended October 31, 1999 from the nine months ended October 31, 1998. Depreciation and amortization increased $6,000 to $120,000 in the three months ended October 31, 2000 from $114,000 in the three months ended October 31, 1999 and increased $2,000 in the three months ended October 31, 1999 from the three months ended October 31, 1998. The increases are primarily the result of opening new stores partially offset by the effect of closing existing stores.

         Operating income decreased ($285,000) (33.2%) to $575,000 in the nine months ended October 31, 2000 from $859,000 in the nine months ended October 31, 1999 and decreased ($286,000) (24.9%) in the nine months ended October 31, 1999 from the nine months ended October 31, 1998. Operating income decreased ($305,000) (54.7%) to $253,000 in the three months ended October 31, 2000 from $558,000 in the three months ended October 31, 1999 and decreased ($47,000) (7.7%) in the three months ended October 31, 1999 from the three months ended October 31, 1998. The changes in operating income for the nine and three months ended October 31, 2000 and 1999, are primarily the results of the factors described above. As a percentage of sales, operating income represented 4.4% and 6.8% in the nine months ended October 31, 2000 and 1999, respectively, and 5.1% and 11.3% in the three months ended October 31, 2000 and 1999, respectively.

Liquidity and Capital Resources - Consolidated

         During the nine months ended October 31, 2000, and 1999, the Company funded internally all of its operating needs, including capital expenditures for the opening of new apparel stores and for the remodeling of existing apparel and book stores. Total cash provided by operating activities for the nine months ended October 31, 2000 and 1999 was $13,743,000 and $15,280,000, respectively.
For the nine months ended October 31, 2000, cash provided by operations was the result of net income, increases in trade accounts payable, decreases in prepaid expenses and other and non-cash charges for depreciation and amortization partially offset by increases in merchandise inventories and decreases in accrued expenses and income taxes payable. For the nine months ended October 31, 1999, cash provided by operations was the result of net income, increases in accrued expenses, non-cash charges for depreciation and amortization partially offset by increases in merchandise inventories and income taxes payable. The inventory turnover rate for the apparel business was approximately 2.4 times during the nine months ended October 31, 2000 and 2.5 times during the nine months ended October 31, 1999. The inventory turnover rate for the book business was approximately 1.0 times during the nine months ended October 31, 2000 and
0.9 times during the nine months ended October 31, 1999.

         Net cash used in investing activities was $3,566,000 and $7,112,000 for the nine months ended October 31, 2000 and 1999, respectively. Net cash used in investing activities was principally for the opening of new stores and the remodeling of existing stores and during the nine months ended October 31, 1999 included the cost of a new roof on the distribution center for approximately $1,200,000.

         Net cash used in financing activities was $2,055,000 and $2,139,000 for the nine months ended October 31, 2000 and 1999, respectively. For the nine months ended October 31, 2000 and 1999, these funds were principally used for the payment of dividends on preferred and common stock.

         The Company believes that internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs.

Item 3.
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of October 31, 2000, the Company had cash and cash equivalents of $98,429,000 compared to $76,257,000 as of October 31, 1999, and $57,836,000 as
of October 31, 1998. These funds are invested primarily in money market funds and short-term municipal bonds, all of which are fully insured or guaranteed by letters-of-credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.


PART II.   OTHER INFORMATION

Items 1 - 5.      NOT APPLICABLE
-----------

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.
------            --------------------------------

                  (a)  Exhibits


                           27  Financial Data Schedule


                  (b)  Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company
during the quarter ended October 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                                    DEB SHOPS, INC.





DATE:  December 13, 2000                            By    /s/ Marvin Rounick
                                                        ------------------------
                                                        Marvin Rounick
                                                        President







DATE:  December 13, 2000                            By    /s/ Lewis Lyons
                                                        ------------------------
                                                        Lewis Lyons
                                                        Vice President, Finance
                                                        Chief Financial Officer