Form 10-K
period 2001-01-31
DEB SHOPS INC
filed 2001-04-27
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended                     January 31, 2001
                                ------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                      to
                                   -------------------      --------------------

    Commission File Number                         0-12188
                               -------------------------------------------------

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

                                Yes_X_    No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________

         As of March 30, 2001, 13,551,900 shares of the Company's Common Stock, par value $.01 per share, were outstanding. The aggregate market value (based upon the closing price on March 30, 2001) held by non-affiliates was approximately $78,396,157.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Registrant's Definitive Proxy Statement to be filed within 120 days after the end of the fiscal year in connection with the Annual Meeting to be held on May 15, 2001 - incorporated in Part III.

Forward-Looking Statements

         The Company has made in this report, and from time to time may otherwise make, "forward-looking statements" (as that term is defined under federal securities laws) concerning the Company's future operations, performance, profitability, revenues, expenses and financial condition. This report includes, in particular, forward-looking statements regarding store openings and closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company's ability to improve sales, margins, respond to changes in fashion, find suitable retail locations and attract and retain key management personnel. Such factors may also include other risks and uncertainties detailed in the Company's other filings with the Securities and Exchange Commission.

                                     PART 1

Item 1. Business

General

         Deb Shops, Inc. (the "Company") operates 291 women's and men's specialty apparel retail stores. The 283 DEB stores offer moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. DEB merchandise consists of clothing and accessories appealing primarily to the fashion-conscious junior and plus sized female consumers between the ages of 13 and 18. In addition to 277 stores operating under the name "DEB," the Company operates two plus size stores under the name "DEB PLUS" and four outlet stores under the name "CSO." The outlet stores offer the same merchandise as DEB and DEB PLUS at reduced prices and serve as clearance stores for slow-moving inventory. Sixty-four of the DEB stores contain plus size departments. The Company also operates eight apparel retail stores under the name "Tops 'N Bottoms." Tops 'N Bottoms sells moderately priced men's and women's apparel. Seventeen of the DEB stores contain Tops 'N Bottoms departments.

         The Company also operates 17 retail book stores trading as "Atlantic Book Warehouse" and "Atlantic Book Shops." The 11 locations as "Atlantic Book Shops," are small, limited selection book stores, generally open seasonally in Delaware, Maryland and New Jersey resort towns. The six "Atlantic Book Warehouses" carry a full line of best sellers, new titles and magazines in addition to remainder books. The Atlantic Book Warehouse stores are located in Delaware, Maryland, Minnesota, New Jersey and Pennsylvania.

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

Stores

         During the fiscal year ended January 31, 2001 ("fiscal 2001"), the Company opened 13 stores (while closing seven stores including two Plus stores). Six of the new stores have Plus departments. The Company also added Plus departments to five existing DEB stores and converted one Plus store to a DEB store with a Plus department. At the present time, the Company currently plans to open 10-20 new stores in the fiscal year ending January 31, 2002 ("fiscal 2002"). The current plans include the opening of five to ten Plus departments in the new stores. The Company is currently scheduled to close three stores in the first half of fiscal 2002. The Company plans to continue to evaluate carefully the profitability of individual stores and close those stores that it believes cannot become profitable or maintain profitability.

         The following table shows apparel store openings and closings for the last five fiscal years.

                                                                 Year Ended January 31,
                                                                 ----------------------
                                               2001         2000          1999         1998          1997
                                               ----         ----          ----         ----          ----
Open at beginning of fiscal year..              285          273           269          285          308
Opened during fiscal year............            13           17            17            5            2
Closed during fiscal year............            (7)          (5)          (13)         (21)         (25)
                                                ---          ---           ---          ---          ---

Open at end of fiscal year...........           291          285           273          269          285
                                                ===          ===           ===          ===          ===

         The following table shows the states in which the Company's 291 existing apparel stores are located:

         New England                        East                                Midwest

         Connecticut          4             Delaware          1             Illinois          19
         Maine                4             Maryland          7             Indiana           10
         Massachusetts        8             New Jersey       15             Iowa               3
         New Hampshire        1             New York         34             Kansas             3
         Rhode Island         1             Pennsylvania     40             Kentucky           3
                             --             Virginia         12             Michigan          26
                             18             West Virginia     6             Minnesota          8
                                                            ---             Missouri           7
                                                            115             Nebraska           1
                                                                            North Dakota       3
                                                                            Ohio              25
                                                                            South Dakota       1
                                                                            Wisconsin         12
                                                                                             ---
                                                                                             121

         South                              West

         Georgia             1              Arizona            1
         North Carolina      1              California         2
         Tennessee           4              Colorado           2
                             -              Idaho              2
                             6              New Mexico         3
                                            Oklahoma           4
                                            Oregon             5
                                            Texas              6
                                            Utah               3
                                            Washington         3
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

         The responsibility for managing the Company's stores rests with the Director of Store Operations and a staff of 37 employees consisting of an Assistant Director of Store Operations and Regional and District Managers. A Regional Manager is responsible for an average of five districts. A District Manager is responsible for an average of 10 stores, each of which is staffed by a Store Manager and two Assistant Store Managers. The District and Regional Managers visit the stores regularly to review merchandise levels, content and presentation, staff training and other personnel issues, store security and cleanliness and adherence to standard operating procedures.

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

         At January 31, 2001, the Company had approximately 3,600 employees, 61% of whom were employed on a part-time basis. The Company has a collective bargaining agreement with the United Paperworkers International Union, Philadelphia Local 286 ("UPIU") that expires on December 31, 2004. The UPIU represents the Company's warehouse employees. The collective bargaining agreement covers approximately 97 employees. The Company considers its employee relations to be good.

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

Atlantic Books

         The Atlantic Books chain, which was acquired on October 20, 1996, now consists of 17 stores including six full-service warehouse stores located in Delaware, Maryland, Minnesota, New Jersey and Pennsylvania. Atlantic Books emphasizes convenience, selection and value. The Company considers the warehouse format to be positioned to capitalize on today's consumers' demands for these features. Atlantic Books' main concentration is in bargain books that are sold at significant discounts from publishers' original retail prices. Atlantic Books also offers an extensive selection of best sellers and other hard cover and paperback books and magazines. Each warehouse store is conducive to browsing and shopping, including the availability of supermarket-style shopping carts for the customer who wants to purchase multiple selections.

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

         The resort stores sell primarily remainder books and some new titles. The warehouse stores carry a full line of bestsellers, new titles, and magazines in addition to remainder books.

         The Company intends to critically review the operation of the book chain and to re-evaluate the opening of additional stores. If the book chain can be returned to profitability, the Company will resume its plans to expand by opening primarily warehouse stores in high traffic areas. The current focus is on stand-alone sites and strip shopping centers for the new stores. Where appropriate, mall locations will also be considered.

Item 2. Properties

         The Company leases all of its apparel and book stores. The internal layout and fixtures of each store are designed and constructed under contracts with third parties.

         Under most leases, the Company is required to pay, in addition to fixed minimum rental payments, charges for real estate taxes, common area maintenance fees, utility charges, insurance premiums, mall association charges and contingent rentals based upon a percentage of sales in excess of specified amounts.

         The following table shows the earliest years that executed apparel store leases, existing at January 31, 2001, can be terminated. In many cases, the Company has renewal options.

           Calendar Years                           Number of Leases Expiring
           --------------                           -------------------------

           2001 - 2002......................                  67
           2003 - 2004......................                  67
           2005 - 2006......................                  54
           2007 - 2008......................                  35
           2009 - 2010......................                  34
           2011 - 2012......................                  16
           2013 and thereafter..............                  18
                                                             ---
                           Total............                 291
                                                             ===

         The Company leases its warehouse, distribution and office space, aggregating 280,000 square feet, pursuant to a lease which, as amended, expires in 2007. This facility is a modern, one story industrial building situated on approximately 20 acres in the northeast section of Philadelphia, Pennsylvania. See Item 13. Certain Relationships and Related Transactions.

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

Item 4. Submission of Matters to a Vote of Security Holders

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001.

         The executive officers of the Company, each of whom serves at the discretion of the Board of Directors, are as follows:

Name              Age  Position with Company                                           Officer Since
----              ---  ---------------------                                           -------------
Marvin Rounick    61   Director, President and Chief Executive Officer                      1973
Warren Weiner     57   Director, Executive Vice President, Secretary and Treasurer          1973
Allan Laufgraben  62   Senior Vice President, Merchandising                                 1995
Barry Vesotsky    55   Vice President, Merchandising                                        1981
Stanley A. Uhr    55   Vice President, Real Estate and Corporate Counsel                    1988
Lewis Lyons       47   Vice President, Finance, Chief Financial Officer and
                       Assistant Secretary                                                  1992
Stephen P. Smith  41   Vice President - Information Systems                                 1998
Joan M. Nolan     48   Controller                                                           1998

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

         Lewis Lyons has been employed by the Company since 1990, first as Director of Taxes; from May 20, 1992, as Vice President, Finance; and from May 26, 1993, as Vice President, Finance and Chief Financial Officer and from October 2, 1995, also as Assistant Secretary.

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

                                    -PART II

Item 5. Market for the Registrant's Common
        Stock and Related Stockholder Matters

Market Information

         The Company's Common Stock is traded on the NASDAQ National Market under the symbol: DEBS.

         The following table sets forth quarterly high and low sales prices for the two most recent fiscal years.

2001                                                   High           Low
----                                                   ----           ---

First Quarter                                        $18.8750       $13.0000
Second Quarter                                        15.1875         8.5000
Third Quarter                                         13.6250         9.6875
Fourth Quarter                                        16.5000        11.1875

2000                                                    High          Low
----                                                    ----          ---

First Quarter                                         $14.0000      $10.0000
Second Quarter                                         22.3125       12.1250
Third Quarter                                          21.2500       13.7500
Fourth Quarter                                         24.5000       14.5000

Holders

         As of March 30, 2001, there were 231 record holders and approximately 1,072 beneficial holders of the Company's Common Stock.

Dividends

         The Company paid regular quarterly dividends for each of the two most recent fiscal years. During this time period, the per-share amount of these dividends on Common Stock was $0.05 for each fiscal quarter. The Company currently intends to follow a policy of regular quarterly dividends, subject to earnings, capital requirements and the operating and financial condition of the Company, among other factors.

Item 6. Selected Financial Data

         The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                        Deb Shops, Inc. and Subsidiaries
                        Consolidated Financial Highlights

                                                                                Year Ended January 31,
                                                          -----------------------------------------------------------------------
(in thousands, except per share data)                       2001            2000           1999            1998           1997
---------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                 $287,263        $270,032       $234,724        $205,066       $187,493
Gross Margin                                                97,206          92,634         70,710          52,723         35,723
Operating Income (Loss)                                     34,477          35,566         21,312           8,142         (7,711)
Net Income (Loss)                                           24,841          24,462         15,496           6,637         (3,855)
Net Income (Loss) Per Common Share - Basic                    1.85            1.84           1.18             .51           (.30)
Net Income (Loss) Per Common Share - Diluted                  1.83            1.81           1.17             .51           (.30)
Weighted Average Shares Outstanding - Basic                 13,379          13,230         13,057          12,845         12,845
Weighted Average Shares Outstanding - Diluted               13,519          13,494         13,215          12,947         12,845
Total Assets                                               172,916         148,271        119,026         103,495         94,531
Capital Lease Obligations                                      741           1,099          1,392           1,631          1,827
Shareholders' Equity                                       137,759         114,818         92,157          78,027         74,014
Book Value Per Share at Year End                             10.23            8.61           6.98            6.07           5.76
Cash Dividend Per Share of Common  Stock                       .20             .20            .20             .20            .20

  Not covered by report of Independent Auditors.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         Deb Shops, Inc. (the "Company") has made in this report, and from time to time may otherwise make, "forward-looking statements" (as that term is defined under federal securities laws) concerning the Company's future operations, performance, profitability, revenues, expenses and financial condition. This report includes, in particular, forward-looking statements regarding store openings, closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company's ability to improve sales, margins, respond to changes in fashion, find suitable retail locations and attract and retain key management personnel. Such factors may also include other risks and uncertainties detailed in the Company's other filings with the Securities and Exchange Commission.

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

         Results of the Company's operations for the fiscal years ended January 31, 2001 ("fiscal 2001"), 2000 ("fiscal 2000"), and 1999 ("fiscal 1999"), are presented on a consolidated and divisional basis to provide relevant information concerning the Company's retail apparel store business, which is the Company's principal line of business, and the retail book business.

Results of Operations - Consolidated

         Consolidated net sales increased $17,232,000 (6.4%) to $287,263,000 in fiscal 2001 from $270,032,000 in fiscal 2000, and increased $35,308,000 (15.0%)
in fiscal 2000 over fiscal 1999. The increase in fiscal 2001 was primarily the result of increased sales in the apparel division. The increase in fiscal 2000 was primarily the result of increased comparable store sales in the apparel division and, to a lesser extent, increased sales in the book division.

         The changes in net sales, cost of sales, selling and administrative expenses and operating income (loss) are more fully described in the sections on "Apparel Business" and "Book Business" that follow.

           Other income, principally interest, increased $1,668,000 (46.4%) to $5,264,000 in fiscal 2001 from $3,596,000 in fiscal 2000, and increased $613,000
(20.5%) in fiscal 2000 over fiscal 1999. Other income is offset by losses on disposition of fixed assets. The increases in fiscal 2001 and 2000 are the result of earnings on higher cash balances and decreased write-offs from the disposition of fixed assets.

         Income before income taxes increased $579,000 (1.5%) to $39,741,000 in fiscal 2001 from $39,162,000 in fiscal 2000, and increased $14,866,000 (61.2%)
in fiscal 2000 over fiscal 1999. The improvement in fiscal 2001 is comprised of a decrease in operating income offset by an increase in other income, principally interest. The improvement in fiscal 2000 is comprised of an increase in the operating results of the apparel business offset by a decrease in the operating results of the book business. The effective income tax rate was 37.5% for fiscal 2001, 37.5% for fiscal 2000 and 36.2% for fiscal 1999. The effective income tax rates for fiscal 2001, fiscal 2000 and fiscal 1999 are greater than the statutory federal rate, primarily as the result of state income tax expense.

Results of Operations - Apparel Business

         Net sales increased $16,931,000 (6.7%) to $269,610,000 in fiscal 2001 from $252,679,000 in fiscal 2000, and increased $35,084,000 (16.1%) in fiscal
2000 over fiscal 1999. The increase in fiscal 2001 resulted primarily from an increase in the number of stores in operation and to a lesser extent from an increase in comparable store sales of 1.5%. The increase in fiscal 2001 was lower than in prior years primarily as a result of weak sales during the spring selling season due to cool, wet weather in the northeast and midwest parts of the country. Sales in the back-to-school and holiday selling seasons rebounded from the spring season. The increase in fiscal 2000 resulted primarily from increased customer acceptance of the Company's products, which is attributed to the Company's continual refining of its focus on its younger customers, in addition to continuing efforts to improve visual merchandising. These improvements, in fiscal 2000, were evidenced by increased comparable store sales of 13.0%. Management continues to adjust the product mix, pricing and visual merchandising to further stimulate sales.

         The following table sets forth certain store information:

                                                                                 Store Data(1)
                                                                              Year Ended January 31,
                                                             -------------------------------------------------
                                                                2001                2000               1999
                                                                ----                ----               ----
Stores open at end of the year                                   291                 285                273
Average number in operation during the year                      290                 276                278
Average net sales per store (in thousands)                      $930                $916               $783
Average operating income per store (in thousands)               $121                $128               $ 74
Comparable store sales(2) - percent change                       1.5%               13.0%              10.1%

----------
(1) Includes Tops 'N Bottoms stores
(2) Comparable store sales includes stores opened for both periods, in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         Cost of sales, including buying and occupancy costs, increased $11,923,000 (7.2%) to $176,816,000 in fiscal 2001 from $164,892,000 in fiscal
2000, and increased $12,707,000 (8.3%) in fiscal 2000 over fiscal 1999. The fiscal 2001 and fiscal 2000 increases in cost of sales, including buying and occupancy costs, are principally due to the increases in net sales, and in fiscal 2000, partially offset by increasing margins. As a percentage of net sales, these costs were 65.6% for fiscal 2001, 65.3% for fiscal 2000 and 69.9% for fiscal 1999. For fiscal 2001, the increased cost of sales, including buying and occupancy costs, percentage is the result of decreased margins principally in the second quarter. For fiscal 2000, the decreased cost of sales, including buying and occupancy costs, percentage is the result of increased net sales and increased margins. Buying and occupancy costs were 15.4%, 15.4% and 16.6% of net sales for the fiscal years 2001, 2000 and 1999, respectively. The percentage decrease in fiscal 2001 and in fiscal 2000 as compared to fiscal 1999, is principally a result of increased sales during these years.

         Selling and administrative expenses increased $4,814,000 (9.9%) to $53,553,000 in fiscal 2001 from $48,739,000 in fiscal 2000, and increased $7,092,000 (17.0%) in fiscal 2000 over fiscal 1999. The increases in these expenses for fiscal 2001 and fiscal 2000 are mainly due to increased costs of personnel and benefits, partially resulting from an increase in the number of stores and an increase in average sales per store. As a percentage of net sales, these expenses were 19.9%, 19.3% and 19.1% during fiscal 2001, 2000 and 1999, respectively.

         Depreciation expense increased $553,000 to $4,176,000 in fiscal 2001 from $3,623,000 in fiscal 2000, and increased $312,000 in fiscal 2000 over fiscal 1999. The increase from fiscal 2000 to fiscal 2001 and from fiscal 1999 to fiscal 2000 is principally attributable to the opening of new stores, remodeling of existing stores and the accelerated write-off of leasehold improvements.

         Operating income decreased ($360,000) (1.0%) to $35,064,000 in fiscal 2001 from $35,425,000 in fiscal 2000, and increased $14,973,000 (73.2%) in fiscal 2000 over fiscal 1999. As a percentage of net sales, operating income was 13.0% in fiscal 2001, 14.0% in fiscal 2000 and 9.4% in fiscal 1999. In fiscal 2001, the decrease in operating income is primarily the result of slower sales growth and a slight decrease in margins. In fiscal 2000, the increase in operating income is primarily the result of an increase in margins as discussed above.

Results of Operations - Book Business

         Net sales increased $301,000 (1.7%) to $17,653,000 in fiscal 2001 from $17,353,000 in fiscal 2000, and increased $224,000 (1.3%) in fiscal 2000 over fiscal 1999. The increases in net sales in fiscal 2001 and fiscal 2000 were impacted by increased competition.

         The following table sets forth certain store information:

                                                                                   Store Data
                                                                             Year Ended January 31,
                                                                    -----------------------------------------

                                                                         2001          2000         1999
                                                                         ----          ----         ----
Resort stores open at end of year                                        11              11           12
Average number in operation during the year                              11              12           11
Average net sales per resort store (in thousands)                      $520            $467         $458

Warehouse stores open at end of year                                      6               6            6
Average number in operation during the year                               6               6            6
Average net sales per warehouse store (in thousands)                 $1,989          $1,958       $2,015

Comparable store sales(1) - percent change                              2.8%          Flat        (1.5%)

         Cost of sales, including buying and occupancy costs, increased $647,000 (5.1%) to $13,332,000 in fiscal 2001 from $12,685,000 in fiscal 2000, and increased $676,000 (5.6%) in fiscal 2000 over fiscal 1999. The fiscal 2001 and the fiscal 2000 increases in cost of sales, including buying and occupancy costs, were principally due to decreased margins partially offset by increased sales during the period. As a percentage of net sales, these costs were 75.5%, 73.1% and 70.1% for fiscal 2001, 2000 and 1999, respectively. For fiscal 2001 and fiscal 2000, the increased cost of sales, including buying and occupancy cost, percentage resulted from decreased margins as a result of increased competition and changing product mix. Buying and occupancy costs were 15.4%, 15.3% and 14.5% of net sales during fiscal 2001, 2000 and 1999, respectively.

         Selling and administrative expenses increased $175,000 (4.2%) to $4,364,000 in fiscal 2001 from $4,188,000 in fiscal 2000, and increased $252,000
(6.4%) in fiscal 2000 over fiscal 1999. The fiscal 2001 and the fiscal 2000 increases in selling and administrative expenses were principally due to the increased cost of personnel and benefits. As a percentage of net sales, these expenses were 24.7%, 24.1% and 23.0% for fiscal 2001, 2000 and 1999, respectively. For fiscal 2001 and fiscal 2000, the increased selling and administrative percentage resulted from increased personnel and warehousing costs.

----------
(1) Comparable store sales include stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         Depreciation and amortization expense increased $17,000 to $475,000 in fiscal 2001 from $458,000 in fiscal 2000 and increased $15,000 in fiscal 2000 over fiscal 1999. The increases are principally attributable to the opening of a new store, in fiscal 2000, and expansion of existing stores.

         Operating income decreased ($538,000) to an operating loss of ($516,000) in fiscal 2001 from operating income of $22,000 in fiscal 2000, and decreased ($719,000) (97.1%) in fiscal 2000 from fiscal 1999. In fiscal 2001 and fiscal 2000, the decreases in operating income were primarily the result of decreasing margins caused by increased competition, changing product mix and increased personnel costs and increased expenses due to store expansions and, in fiscal 2000, the opening of a new store. As a percentage of net sales, operating loss was (2.9%) in fiscal 2001 compared to operating income of 0.1% and 4.3% in fiscal 2000 and 1999, respectively.

Liquidity and Capital Resources - Consolidated

         As of January 31, 2001, the Company had cash and cash equivalents of $111,649,000 compared to $90,307,000 as of January 31, 2000, and $70,228,000 as
of January 31, 1999. These funds are invested principally in money market mutual funds and short-term municipal bonds, all of which are fully insured or guaranteed by letters-of-credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.

         During the past three fiscal years, the Company internally funded all of its operating needs, including capital expenditures for the opening of new apparel and bookstores and the remodeling of existing apparel and bookstores. Total cash provided by operating activities, for fiscal 2001, 2000 and 1999, was $28,380,000, $30,015,000 and $17,831,000, respectively. For fiscal 2001, cash provided by operating activities was the result of the fiscal 2001 net income increased by non-cash charges for depreciation and amortization and changes in operating assets and liabilities, including a decrease in prepaid expenses and an increase in trade accounts payable offset by an increase in merchandise inventories. For fiscal 2000, cash provided by operating activities was the result of the fiscal 2000 net income increased by non-cash charges for depreciation and amortization and changes in operating assets and liabilities, including an increase in trade accounts payable, accrued expenses and income taxes payable offset by increases in merchandise inventories and prepaid expenses. The inventory turnover rate for the apparel business was approximately 3.4, 3.6 and 3.4 times for fiscal 2001, 2000 and 1999, respectively. The inventory turnover rate for the book business was approximately 1.3, 1.3 and 1.5 times for fiscal 2001, 2000 and 1999, respectively.

         Net cash used in investing activities was $4,781,000, $7,520,000 and $3,910,000 for fiscal 2001, 2000 and 1999, respectively. During these fiscal years, these funds were principally used for the purchase of property, plant and equipment relating to the opening of new apparel and book stores and for the remodeling and/or expanding of existing stores.

            Net cash used in financing activities was $2,258,000, $2,417,000 and $1,606,000 for fiscal 2001, 2000 and 1999, respectively. During these fiscal years these funds were principally used for the payment of dividends on preferred and common stock, partially offset by the proceeds from the exercise of stock options.

         The Company's present intention is to critically review the operation of the bookstore business and to re-evaluate the opening of additional stores. If the bookstore business can be returned to profitability the Company will resume its plans to expand by opening primarily warehouse stores. Opening a warehouse book store is capital-intensive because of the leasehold improvements and initial inventory required. The Company anticipates that the funds to finance this expansion will come from cash and cash equivalents on hand. During fiscal 2001, the Company did not open any new book stores.

         The Company believes that internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs.

Seasonal Nature of Operations

         Approximately 54% and 72% of the Company's net sales and net income, respectively, for fiscal 2001 occurred during the last six months, as compared to 53% and 62%, respectively, for the prior fiscal year. The last six months include the Back-to-School and Christmas selling seasons. See "Quarterly Financial Information (Unaudited)," and the preceding discussion on "Results of Operations."

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk

         Please see the first paragraph under the caption "Liquidity and Capital Resources - Consolidated" in the Annual Report on Form 10-K for a discussion regarding quantitative and qualitative disclosures about market risk.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Deb Shops, Inc.

We have audited the accompanying consolidated balance sheets of Deb Shops, Inc. and subsidiaries as of January 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deb Shops, Inc. and subsidiaries at January 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                              ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 7, 2001

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Year Ended January 31,
                                                     ---------------------------------------------------------------------
                                                           2001                    2000                    1999
--------------------------------------------------------------------------------------------------------------------------
Net Sales                                             $287,263,105            $270,031,603            $234,723,932
                                                     -------------           -------------           -------------
Costs and Expenses
  Cost of sales, including buying
    and occupancy costs                                190,057,520             177,397,452             164,014,391
  Selling and administrative                            57,992,175              52,927,297              45,583,150
  Depreciation and amortization                          4,736,679               4,141,263               3,814,034
                                                      ------------            ------------            ------------
                                                       252,786,374             234,466,012             213,411,575
                                                      ------------            ------------            ------------

Operating Income                                        34,476,731              35,565,591              21,312,357
Other Income, Principally Interest                       5,264,089               3,596,343               2,983,782
                                                      ------------            ------------            ------------
Income Before Income Taxes                              39,740,820              39,161,934              24,296,139
Income Tax Provision                                    14,900,000              14,700,000               8,800,000
                                                      -------------           -------------           ------------
Net Income                                            $ 24,840,820            $ 24,461,934            $ 15,496,139
                                                      ============            ============            ============

Net Income Per Common Share
                  Basic                               $       1.85            $       1.84            $       1.18
                                                      ============            ============            ============
                  Diluted                             $       1.83            $       1.81            $       1.17
                                                      ============            ============            ============
Weighted Average Number of
Common Shares Outstanding
                  Basic                                 13,378,666              13,230,490              13,057,108
                                                      ============            ============            ============
                  Diluted                               13,518,653              13,494,006              13,214,869
                                                      ============            ============            ============

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        January 31,
                                                                                ---------------------------
                                                                                    2001            2000
-----------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                                                     $111,648,544   $ 90,307,234
  Merchandise inventories                                                         31,017,772     26,550,433
  Prepaid expenses and other                                                       3,154,388      4,219,237
  Deferred income taxes                                                            1,622,556      2,234,691
                                                                                ------------   ------------
    Total current assets                                                         147,443,260    123,311,595
                                                                                ------------   ------------

Property, Plant and Equipment - at cost
  Land                                                                               150,000        150,000
  Buildings                                                                        4,347,697      4,347,697
  Leasehold improvements                                                          35,034,367     33,312,055
  Furniture and equipment                                                         18,357,475     17,521,878
                                                                                ------------   ------------
                                                                                  57,889,539     55,331,630

  Less accumulated depreciation and amortization                                  40,108,200     37,608,972
                                                                                ------------   ------------
                                                                                  17,781,339     17,722,658
                                                                                ------------   ------------
Other Assets
  Goodwill, net of accumulated amortization of $1,303,269
     and $1,089,033, respectively                                                  2,075,813      2,290,049
  Deferred income taxes                                                            3,903,101      3,234,966
  Other                                                                            1,712,223      1,712,223
                                                                                ------------   ------------
    Total other assets                                                             7,691,137      7,237,238
                                                                                ------------   ------------

                                                                                $172,915,736   $148,271,491
                                                                                ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities

  Trade accounts payable                                                        $ 20,624,227   $ 17,495,977
  Accrued expenses                                                                10,477,004     10,932,950
  Income taxes payable                                                             3,314,659      3,925,540
                                                                                ------------   ------------
    Total current liabilities                                                     34,415,890     32,354,467
                                                                                ------------   ------------
Capital Lease Obligation                                                             740,517      1,099,299
                                                                                ------------   ------------

Shareholders' Equity
  Series A Preferred stock, par value $1.00 per share:
   Authorized - 5,000,000 shares
   Issued and outstanding - 460 shares,
       Liquidation value $460,000                                                        460            460
  Common stock, par value $.01 per share:
    Authorized - 50,000,000 shares
    Issued - 15,688,290 shares                                                       156,883        156,883
  Additional paid-in capital                                                       5,864,790      5,864,790
  Retained earnings                                                              145,495,311    123,390,856
                                                                                ------------   ------------
                                                                                 151,517,444    129,412,989

Less common treasury shares, at cost -
  2001: 2,218,390; 2000: 2,353,390                                                13,758,115     14,595,264
                                                                                ------------   ------------
                                                                                 137,759,329    114,817,725
                                                                                ------------   ------------
                                                                                $172,915,736   $148,271,491
                                                                                ============   ============

See notes to consolidated financial statements.

                                      -18-

                        DEB SHOPS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                            Additional
                                                    Preferred    Common       Paid-In          Retained        Treasury
                                                      Stock      Stock        Capital          Earnings         Stock
                                                    ----------------------------------------------------------------------
Balance January 31, 1998                              $460      $156,883     $5,541,944     $ 89,904,032     ($17,576,423)
Net income                                                                                    15,496,139
Dividends on preferred stock ($120 per share)                                                    (55,200)
Dividends on common stock ($.20 per share)                                                    (2,622,401)
Stock options exercised                                                                         (878,160)        2,189,310
                                                    ----------------------------------------------------------------------
Balance January 31, 1999                               460       156,883      5,541,944      101,844,410       (15,387,113)
Net income                                                                                    24,461,934
Dividends on preferred stock ($120 per share)                                                    (55,200)
Dividends on common stock ($.20 per share)                                                    (2,651,029)
Stock options exercised                                                                         (209,259)          791,849
Tax benefit from exercise of stock options                                      322,846
                                                    ----------------------------------------------------------------------
Balance January 31, 2000                               460       156,883      5,864,790      123,390,856       (14,595,264)
Net income                                                                                    24,840,820
Dividends on preferred stock ($120 per share)                                                    (55,200)
Dividends on common stock ($.20 per share)                                                    (2,680,130)
Stock options exercised                                                                           (1,035)          837,149
                                                    ----------------------------------------------------------------------
Balance January 31, 2001                              $460      $156,883     $5,864,790     $145,495,311      ($13,758,115)
                                                      ====      ========     ==========     ============      ============

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year Ended January 31,
                                                       ------------------------------------------
                                                           2001           2000           1999
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net income                                           $ 24,840,820    $24,461,934    $15,496,139
  Adjustments to reconcile net income to
   net cash provided by operating activities:

     Depreciation and amortization                        4,736,679      4,141,263      3,814,034
     Deferred income tax benefit                            (56,000)    (1,258,000)      (900,000)
     Loss on retirement of property, plant and
        equipment                                           199,570        222,912        201,076
  Changes in operating assets and liabilities:
     (Increase) in merchandise inventories               (4,467,339)    (2,616,278)    (1,826,927)
     Decrease (increase) in prepaid expenses & other      1,064,849     (2,135,952)      (594,537)
     Increase (decrease) in trade accounts payable        3,128,250      1,405,369         (7,688)
     (Decrease) increase in accrued expenses               (455,946)     4,274,032        779,367
     (Decrease) increase in income taxes payable           (610,881)     1,520,177        869,513
                                                       ------------    -----------    -----------
     Net cash provided by operating activities           28,380,002     30,015,457     17,830,977
                                                       ------------    -----------    -----------

Cash flows from investing activities:
  Increase in other assets                                       --             --       (544,709)
  Purchases of property, plant and equipment             (4,780,694)    (7,519,855)    (3,365,071)
                                                       ------------    -----------    -----------
     Net cash used in investing activities               (4,780,694)    (7,519,855)    (3,909,780)
                                                       ------------    -----------    -----------

Cash flows from financing activities:
  Preferred stock cash dividends paid                       (55,200)       (55,200)       (55,200)
  Common stock cash dividends paid                       (2,680,130)    (2,651,029)    (2,622,401)
  Proceeds from exercise of stock options                   836,114        582,590      1,311,150
  Principal payments under capital lease obligation        (358,782)      (292,956)      (239,208)
                                                       ------------    -----------    -----------
     Net cash used in financing activities               (2,257,998)    (2,416,595)    (1,605,659)
                                                       ------------    -----------    -----------

 Increase in cash and cash equivalents                   21,341,310     20,079,007     12,315,538
 Cash and cash equivalents at beginning of year          90,307,234     70,228,227     57,912,689
                                                       ------------    -----------    -----------
 Cash and cash equivalents at end of year              $111,648,544    $90,307,234    $70,228,227
                                                       ============    ===========    ===========

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
    Interest on capital lease obligation               $    191,215    $   257,044    $   311,792
    Income taxes, net                                  $ 13,805,344    $14,171,761    $ 8,937,812

See notes to consolidated financial statements.

DEB SHOPS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-A- SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES

Consolidation: The consolidated financial statements of Deb Shops, Inc. ("the Company") include the accounts of the Company and its subsidiaries, after elimination of all inter-company transactions and accounts.


Background: The Company retails popularly priced fashion apparel for junior and plus-sized females and males through 291 stores. The Company's stores are located in regional malls and strip shopping centers principally located in the east and mid-western regions of the country. The Company also operates a chain of 17 bookstores located in Delaware, Maryland, Minnesota, New Jersey and Pennsylvania.

Management Estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition: Revenues from merchandise sales are net of returns and allowances and exclude sales tax.

Inventories: All apparel merchandise inventories are stated at the lower of cost (first-in, first-out method) or market, as determined by the retail inventory method. Book inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment: The provisions for depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets. Leasehold improvements are amortized over the initial term of the lease. Furniture and equipment is depreciated over seven years or the lease term, whichever is less. Gain or loss on disposition of property, plant and equipment is included in other income. Depreciation and amortization of property, plant and equipment, which includes depreciation on a capitalized lease asset, was $4,522,000, $3,927,000 and $3,600,000, for the years ended
January 31, 2001, 2000 and 1999, respectively.

Cost in Excess of Net Assets Acquired (Goodwill): The Company amortizes costs in excess of fair market value of net assets of businesses acquired using the straight-line method over a period of 15 years. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of goodwill or render the goodwill not recoverable.

Cost of Sales: Cost of sales includes the cost of merchandise, buying (including freight costs) and occupancy costs. The cost of handling merchandise is included in selling and administrative costs.

Statements of Cash Flows: The Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents. Included in cash and cash equivalents at January 31, 2001 is $107,809,000 of investments in money market mutual funds and short-term municipal bonds. They are carried at cost, which approximates market.

-B- EARNINGS PER SHARE

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

                                             Year Ended January 31,
                                   ------------------------------------------
                                      2001           2000            1999
                                   ------------------------------------------


Net income                         $24,840,820    $24,461,934    $15,496,139

Dividends on preferred stock           (55,200)       (55,200)       (55,200)
                                   -----------------------------------------

Income  available to
    common shareholders            $24,785,620    $24,406,734    $15,440,939
                                   ===========    ===========    ===========

Basic weighted average
     number of common
     shares outstanding             13,378,666     13,230,490     13,057,108

Effect of dilutive stock options       139,987        263,516        157,761
                                   -----------------------------------------

Diluted weighted average
     number of common
     shares outstanding             13,518,653     13,494,006     13,214,869
                                   ===========    ===========    ===========

-C- INCOME TAXES

         Income tax provision consists of the following components:

                                                             Year Ended January 31,
                                     --------------------------------------------------------------
                                                 2001                 2000                 1999
---------------------------------------------------------------------------------------------------
Current:
  Federal.........................           $13,200,000           $13,558,000           $8,700,000
  State...........................             1,756,000             2,400,000            1,000,000
                                             -----------           -----------           ----------
                                              14,956,000            15,958,000            9,700,000
                                             -----------           -----------           ----------
Deferred:
  Federal.........................               (49,000)           (1,058,000)            (350,000)
  State...........................                (7,000)             (200,000)            (550,000)
                                             -----------           -----------           ----------
                                                 (56,000)           (1,258,000)            (900,000)
                                             -----------           -----------           ----------
                                             $14,900,000           $14,700,000           $8,800,000
                                             ===========           ===========           ==========

         A reconciliation of the Company's effective income tax rate with the statutory federal rate follows:

                                                              Year Ended January 31,
                                             ------------------------------------------------------
                                                 2001                 2000                  1999
---------------------------------------------------------------------------------------------------
Tax provision at statutory rate              $13,909,000           $13,721,000           $8,504,000
State income taxes, net of federal tax         1,128,000             1,464,000              293,000
Other                                           (137,000)             (485,000)               3,000
                                             ------------          ------------         -----------
                                             $14,900,000           $14,700,000           $8,800,000
                                             ============          ============         ===========

         Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. The components of deferred tax assets and liabilities are as follows:

                                                                    January 31,
                                             ------------------------------------------------------
                                                              2001                 2000
---------------------------------------------------------------------------------------------------
Deferred Tax Assets
-------------------
         Uniform cost capitalization                      $  674,000           $  654,000
         Capital lease obligation                            106,000              293,000
         Deferred rent                                       245,000              347,000
         Depreciation                                      3,757,000            2,941,000
         Accrued expenses                                  1,000,000            1,485,000
                                                          ----------           ----------
                                                           5,782,000            5,720,000
Deferred Tax Liabilities
------------------------
         Prepaid expenses                                   (256,000)            (250,000)
                                                          ----------           ----------
                                                          $5,526,000           $5,470,000
                                                          ==========           ==========

-D- LEASES

         The Company leases all of its retail apparel stores and all of its book stores for periods ranging from one to 25 years, including renewal options. In most instances, the Company pays real estate taxes, insurance and maintenance costs on the leased properties and contingent rentals based upon a percentage of sales. The warehouse and office building occupied by the Company is leased from a partnership whose partners include three of the Company's directors including the President and Executive Vice President. The warehouse bookstore in Montgomeryville, Pennsylvania is leased from a partnership whose partners are Mark Simon, an employee and officer of the book subsidiary, and Martin Simon, a consultant to the book subsidiary.

         Under the terms of the warehouse and office building lease, the Company is required to pay annual rentals as reflected under "Capital Lease" in the lease table below. The lease term is 20 years and requires the Company to pay all real estate taxes, utilities and maintenance costs. The warehouse and office building lease has a net book value of $199,000 at January 31, 2001 and is accounted for as a capital lease. Asset amounts are included in buildings and improvements and are depreciated over 20 years. The lease was originally scheduled to expire on June 14, 2002, however, the Company has entered into an amendment which extends the lease for a period of five years through June 14, 2007. This extension will be accounted for as an operating lease upon the expiration of the initial term of the existing lease.

         Interest expense related to the capital lease obligation amounted to $191,000, $257,000 and $312,000 for the years ended January 31, 2001, 2000 and
1999, respectively, and is included in selling and administrative expenses.


         Future minimum rental commitments for all non cancelable leases at January 31, 2001 are as follows:

                                              Capital     Operating
                                               Lease        Leases
--------------------------------------------------------------------------------
Fiscal Year Ending January 31,
------------------------------
2002....................................      550,000    $ 18,714,000
2003....................................      230,000      16,657,000
2004....................................          ---      15,077,000
2005....................................          ---      12,667,000
2006....................................          ---      10,412,000
Thereafter..............................          ---      41,803,000
                                             --------    ------------

Total minimum rental commitments .......      780,000    $115,330,000
                                                         ============

Imputed interest                              (39,483)
 .......................................     --------

Present value of net minimum
  lease payments .......................     $740,517
                                             ========

         Total rental expense under operating leases amounted to $23,102,000, $21,624,000 and $19,824,000 in fiscal 2001, 2000 and 1999, respectively. Such amounts include contingent rentals based upon a percentage of sales of $2,370,000, $2,729,000 and $2,992,000 in fiscal 2001, 2000 and 1999, respectively.

-E- STOCK OPTION PLAN

         Effective October 1996, the Company adopted an Incentive Stock Option Plan (the "Plan"). A Stock Option Committee designated by the Board of Directors administers the Plan. Under the Plan, options to purchase up to 2,000,000 shares of the Company's common stock, par value $.01 per share, may be granted to employees on the basis of contribution to the operations of the Company. The price payable for the shares of common stock under each stock option will be fixed by the Committee at the time of grant, but will be no less than 100% of the fair market value of the Company's common stock at the time the stock option is granted. Options are exercisable commencing one year after the date of grant, subject to such vesting requirements as the Committee may specify. The granted options expire through January 2004. There were 1,150,000 shares reserved for future grant under the Plan.

                                                                                           Weighted
                                                                                            Average
                                                                               Shares    Exercise Price
                                                                               ------    --------------
Outstanding, January 31, 1998..........................................        555,000      $ 4.08
         Granted during period (at $7.00 per share)....................        305,000        7.00
         Canceled during period........................................        (10,000)      (6.00)
         Exercised during period.......................................       (354,200)      (3.70)
                                                                              --------      ------

Outstanding, January 31, 1999..........................................        495,800        6.11
         Exercised during period..............................                (140,800)      (4.71)
                                                                              --------      ------

Outstanding, January 31, 2000..........................................        355,000        6.11
         Canceled during period........................................         (5,000)      (7.00)
         Exercised during period.......................................       (135,000)      (6.19)
                                                                              ---------     ------

Outstanding, January 31, 2001..........................................        215,000      $ 6.95
                                                                              ========      ======

                                Outstanding Options                                     Exercisable Options
                              ---------------------------                            -------------------------
                                               Weighted
                                                Average            Weighted                           Weighted
                                               Remaining            Average                           Average
         Exercise                             Contractual          Exercise                           Exercise
       Price Range             Number            Life               Price            Number            Price
       -----------             ------         -----------          --------          ------           --------
      $6.00 - $7.00           215,000          3.0 years             $6.95            90,000           $6.89

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for the Plan. In 1996, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans.

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The model uses the following assumptions: risk-free interest rate of 4.2%, a volatility factor of 41.7%, expected dividend yield of 2.9%, and an expected life of three years for the options. For purposes of pro forma disclosure, the estimated fair value of the options, $2.34 for the fiscal 1999 grants, is amortized to expense over the assumed vesting period of the options.

         Had the Company recognized compensation cost for the Plan consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per common share would have been adjusted to the following pro forma amounts:

                                                         Year Ended January 31,
                                                         ----------------------
                                               2001                2000                 1999
                                               ----                ----                 ----
Pro forma net income                        $24,649,623         $24,123,119          $15,271,556
Pro forma basic net income
      per common share                      $      1.84         $      1.82          $      1.17
Pro forma  diluted net income
      per common share                      $      1.83         $      1.79          $      1.16

-F- COMMITMENTS AND CONTINGENCIES

         The Company has an unsecured line of credit in the amount of $20,000,000 at January 31, 2001. Of this amount, $1,260,000 was outstanding as letters of credit for the purchase of inventory.

         The Company entered into an employment agreement with a key employee during fiscal 1996, which was modified and extended in fiscal 1999 and provides for a base salary plus a bonus of 4% of the improvement in the operating results of the apparel business. The bonus is applicable through fiscal year 2002. No payment was required in fiscal 1997 or fiscal 2001 under the agreement. In fiscal 1999 and 2000, bonuses of $300,000 for each year were earned under the agreement. The fiscal 2000 amount is included in accrued expenses on the accompanying consolidated balance sheet as of January 31, 2000.

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

                                 Deb Shops, Inc.
                         Quarterly Financial Information
                                   (Unaudited)

(amounts in thousands except per                   First        Second          Third         Fourth
share data)                                       Quarter       Quarter        Quarter        Quarter
--------------------------------------------------------------------------------------------------------
Net sales
  2001                                            $64,985       $66,019         $73,248       $83,012
  2000                                            $59,517       $66,710         $67,725       $76,079
Cost of sales, including buying
  and occupancy costs
  2001                                            $47,408       $44,660         $52,471       $45,519
  2000                                            $43,712       $42,109         $47,884       $43,692
Net income
  2001                                            $ 2,611       $ 4,466         $ 3,946       $13,817
  2000                                            $ 2,212       $ 7,074         $ 4,080       $11,095
Basic net income per share
  2001                                            $   .19       $   .33         $   .29       $  1.03
  2000                                            $   .17       $   .53         $   .31       $   .84
Diluted net income per share
  2001                                            $   .19       $   .33         $   .29       $  1.02
  2000                                            $   .16       $   .52         $   .30       $   .82
Cash dividends per common share
  2001                                            $   .05       $   .05         $   .05       $   .05
  2000                                            $   .05       $   .05         $   .05       $   .05

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The required information with respect to each director is contained in the Company's Definitive Proxy Statement in connection with its Annual Meeting to be held on May 15, 2001 which is incorporated in this Annual Report on Form 10-K by reference.

         The required information with respect to each executive officer is contained at the end of Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

         The required information with respect to executive compensation is contained in the Company's Definitive Proxy Statement in connection with its Annual Meeting to be held on May 15, 2001, which is incorporated in this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The required information with respect to security ownership of certain beneficial owners and management is contained in the Company's Definitive Proxy Statement in connection with its Annual Meeting to be held on May 15, 2001, which is incorporated in this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions

         The required information with respect to certain relationships and related transactions is contained in the Company's Definitive Proxy Statement in connection with its Annual Meeting to be held on May 15, 2001, which is incorporated in this Annual Report on Form 10-K by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Financial Statement Schedules

                               Document                                  Page(s)
                               --------                                  -------

         Report of independent auditors.............................       16

         Consolidated statements of operations for
         the years ended January 31, 2001, 2000 and 1999............       17

         Consolidated balance sheets as of January 31,
         2001 and 2000..............................................       18

         Consolidated statements of shareholders'
         equity for the years ended January 31, 2001,
         2000 and 1999..............................................       19

         Consolidated statements of cash flows for the
         years ended January 31, 2001, 2000 and 1999................       20

         Notes to consolidated financial statements.................     21 - 26

         Selected quarterly financial information (unaudited)
         for the years ended January 31, 2001 and 2000..............       27

         All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Exhibits

         The following exhibits are included with this report or have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Acts administered by the Commission. Each exhibit, previously filed, is identified by the reference following the listing of such exhibit, and each is incorporated herein by such reference.

         Exhibits identified with an asterisk below comprise executive compensation plans and arrangements.

     Exhibit No.                   Description of Document
     -----------                   -----------------------

         3-1 Restated Articles of Incorporation of the Company, as amended through May 29, 1984 (1992 Form 10-K, Exhibit 3-1)

         3-2 By-Laws of the Company, as amended through July 19, 1990 (1993 Form 10-K, Exhibit 3-2)

         10-1 Lease Agreement for property located at 9401 Blue Grass Road, Philadelphia, Pennsylvania, 19114 (Registration No. 2-82222, Exhibit 10-1)

         10-1.1 Amendment of Lease Agreement dated January 3, 2000 for property Located at 9401 Blue Grass Road, Philadelphia, Pennsylvania, 19114 (2000 Form 10-K, Exhibit 10-1.1)

         10-14.1 * Insurance Policy for Marvin Rounick and Judy Rounick (1993 Form 10-K, Exhibit 10-14.1)

         10-14.2 * Split Dollar Insurance Agreement dated July 31, 1987 between the Company and Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 (1993 Form 10-K,
                       Exhibit 10-14.2)

         10-14.3 * Collateral Assignment dated July 31, 1987 from Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986, as assignor, and the Company, as assignee (1993 Form 10-K, Exhibit 10-14.3)

         10-14.4 * Agreement of Settlement and General Release dated May 5, 1999 Between Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 and the Manufacturers Life Insurance Company (Form 10-Q for the quarter ended October 31, 1999)

     Exhibit No.                   Description of Document
     -----------                   -----------------------

         10-14.5 * Amended and Restated Split Dollar Insurance Agreement dated July 31, 1999 between the Company and Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 (Form 10-Q for the quarter ended October 31, 1999)

         10-14.6 * Amended and Restated Collateral Assignment dated July 31, 1999 from Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 (Form 10-Q for the quarter ended October 31, 1999)

         10-15.1 * Life Insurance Policy for Warren Weiner and Penny Weiner (1993 Form 10-K, Exhibit 10-15.1)

         10-15.2 * Split Dollar Insurance Agreement dated July 31, 1987 between the Company and Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 (1993 Form 10-K, Exhibit 10-15.2)

         10-15.3 * Collateral Assignment dated July 31, 1987 from Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986, as assignor, and the Company, as assignee (1993 Form 10-K, Exhibit 10-15.3)

         10-15.4 * Agreement of Settlement and General Release dated May 5, 1999 between Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 and the Manufacturers Life Insurance Company (Form 10-Q for the quarter ended October 31,
                       1999)

         10-15.5 * Amended and Restated Split Dollar Insurance Agreement dated July 31, 1999 between the Company and Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 (Form 10-Q for the quarter ended October 31, 1999)

         10-15.6 * Amended and Restated Collateral Assignment dated July 31, 1999 from Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 (Form 10-Q for the quarter ended October 31, 1999)

         10-19 * Deb Shops, Inc. Premium Conversion Plan (1996 Form 10-K, Exhibit 10-19)

         10-19.1 * Amendment No. I to Deb Shops, Inc. Premium Conversion Plan (1998 Form 10-K, Exhibit 10-19.1)

         10-20.1 * Amended and Restated Deb Shops, Inc. 1995 Incentive Stock Option Plan (Form 10-Q for the quarter ended July 31, 2000)

                                       31-

     Exhibit No.                   Description of Document
     -----------                   -----------------------

         10-21.1 * Employment Agreement dated August 1, 1999 between the Company and Allan Laufgraben (2000 Form 10-K, Exhibit 10-21.1)

         21            Subsidiaries of the Company

         23            Consent of Ernst & Young LLP


Reports on Form 8-K

         There were no reports on Form 8-K for the quarter ended January 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City and County of Philadelphia, Commonwealth of Pennsylvania, on April 27, 2001.
                                                              DEB SHOPS, INC.
                                  (Registrant)

                                          By: /s/ Marvin Rounick
                                          -----------------------------------
                                          Marvin Rounick, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Marvin Rounick                                                April 27, 2001
------------------------------------------------------------------
    Marvin Rounick, President,
    Chief Executive Officer and Director
    (Principal Executive Officer)

/s/ Warren Weiner                                                 April 27, 2001
------------------------------------------------------------------
    Warren Weiner, Executive Vice President,
    Secretary, Treasurer and Director

/s/ Jack Rounick                                                  April 27, 2001
------------------------------------------------------------------
    Jack A. Rounick, Assistant Secretary
     and Director

/s/ Ivan Inerfeld                                                 April 27, 2001
------------------------------------------------------------------
    Ivan Inerfeld, Director

/s/ Barry H. Feinberg                                             April 27, 2001
------------------------------------------------------------------
    Barry H. Feinberg, Director

/s/ Barry H. Frank                                                April 27, 2001
------------------------------------------------------------------
    Barry H. Frank, Esq., Director

/s/ Lewis Lyons                                                   April 27, 2001
------------------------------------------------------------------
    Lewis Lyons, Vice President, Finance,
    Chief Financial Officer and Assistant Secretary

/s/ Joan M. Nolan                                                 April 27, 2001
------------------------------------------------------------------
    Joan M. Nolan
    Controller