Form 10-Q
period 2001-04-30
DEB SHOPS INC
filed 2001-06-12
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                April 30, 2001
                              --------------------------------------------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________________ to _______________________

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

                                Yes __X__           No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.01                             13,554,900
----------------------------                ------------------------------------
         (Class)                              (Outstanding at April 30, 2001)

                        DEB SHOPS, INC. AND SUBSIDIARIES




                                    I N D E X
                                    ---------



                                                                            Page
PART I.   Item 1. Financial Information:

                  Consolidated Balance Sheets -                              1
                  April 30, 2001 and January 31, 2001

                  Consolidated Statements of Operations                      2
                  Three Months Ended April 30, 2001 and 2000

                  Consolidated Statements of Cash Flows -                    3
                  Three Months Ended April 30, 2001 and 2000

                  Notes to Consolidated Financial Statements -               4
                  April 30, 2001

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations - April 30, 2001       5-9

          Item 3. Quantitative and Qualitative Disclosures About             9
                  Market Risk


PART II.          Other Information                                          9

                         DEB SHOPS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     APRIL 30,                          JANUARY 31,
                                                                                        2001                               2001
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                          $113,231,005                      $111,648,544
  Merchandise inventories                                                              29,394,966                        31,017,772
  Prepaid expenses and other                                                            3,301,391                         3,154,388
  Deferred income taxes                                                                 1,649,756                         1,622,556
                                                                                     ------------                      ------------
    Total Current Assets                                                              147,577,118                       147,443,260
                                                                                     ------------                      ------------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                                                                    150,000                           150,000
  Buildings                                                                             4,347,697                         4,347,697
  Leasehold improvements                                                               35,751,574                        35,034,367
  Furniture and equipment                                                              17,958,199                        18,357,475
                                                                                     ------------                      ------------
                                                                                       58,207,470                        57,889,539
  Less accumulated depreciation
    and amortization                                                                   40,809,178                        40,108,200
                                                                                     ------------                      ------------
                                                                                       17,398,292                        17,781,339
                                                                                     ------------                      ------------

OTHER ASSETS
  Goodwill, net of accumulated amortization
    of $1,356,828 and $1,303,269, respectively                                          2,022,254                         2,075,813
  Deferred income taxes                                                                 3,968,401                         3,903,101
  Other                                                                                 1,712,223                         1,712,223
                                                                                     ------------                      ------------
    Total Other Assets                                                                  7,702,878                         7,691,137
                                                                                     ------------                      ------------

                                                                                     $172,678,288                      $172,915,736
                                                                                     ============                      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                                              $19,898,726                       $20,624,227
  Accrued expenses                                                                      9,791,282                        10,477,004
  Income taxes payable                                                                 1,730,632                          3,314,659
                                                                                     ------------                      ------------
    Total Current Liabilities                                                          31,420,640                        34,415,890
                                                                                     ------------                      ------------

Capital Lease Obligation                                                                  630,667                           740,517
                                                                                     ------------                      ------------


Shareholders' Equity
  Series A Preferred Stock, par value $1.00 a share:
    Authorized - 5,000,000 shares
    Issued and outstanding - 460 shares,
      liquidation value $460,000                                                              460                               460
  Common Stock, par value $.01 a share:
    Authorized - 50,000,000 shares
    Issued Shares - April 30, 2001: 15,688,290;
      January 31, 2001: 15,688,290                                                        156,883                           156,883
  Additional paid in capital                                                            5,864,790                         5,864,790
  Retained earnings                                                                   147,837,578                       145,495,311
                                                                                     ------------                     -------------
                                                                                      153,859,711                       151,517,444

  Less common treasury shares, at cost -
    April 30, 2001: 2,133,390;
    January 31, 2001: 2,218,390                                                        13,232,730                        13,758,115
                                                                                     ------------                      ------------
                                                                                      140,626,981                       137,759,329
                                                                                     ------------                     -------------
                                                                                     $172,678,288                      $172,915,736
                                                                                     ============                      ============

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                                        Three Months Ended April 30,
                                                                    -----------------------------------
                                                                        2001                   2000
                                                                        ----                   ----
             Net Sales                                              $70,011,488             $64,984,515
                                                                    -----------             -----------



             Costs and Expenses
               Cost of Sales, Including
                 Buying and Occupancy Costs                          51,096,698              47,408,315
               Selling and Administrative                            14,498,479              13,404,731
               Depreciation and Amortization                            967,795               1,056,156
                                                                    -----------             -----------
                                                                     66,562,972              61,869,202
                                                                    -----------             -----------


             Operating Income                                         3,448,516               3,115,313
             Other Income, Principally Interest                       1,305,544               1,131,146
                                                                    -----------             -----------


             Income Before Income Taxes                               4,754,060               4,246,459
             Income Taxes                                             1,780,000               1,635,000
                                                                    -----------             -----------

             Net Income                                             $ 2,974,060             $ 2,611,459
                                                                    ===========             ===========

             Net Income Available Per Common Share
                                            Basic                   $      0.22             $      0.19
                                                                    ===========             ===========
                                            Diluted                 $      0.22             $      0.19
                                                                    ===========             ===========

             Cash Dividend Declared
               Per Common Share                                     $      0.05             $      0.05
                                                                    ===========             ===========

             Weighted Average Number of
               Common Shares Outstanding
                                                             Basic   13,507,684              13,358,113
                                                                    ===========             ===========
                                                           Diluted   13,611,512              13,559,518
                                                                    ===========             ===========




             See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                              Three Months Ended April 30,
                                                                                         -------------------------------------------
                                                                                              2001                    2000
                                                                                              ----                    ----
 Cash flows provided by operating activities:
   Net income                                                                               2,974,060               2,611,459
   Adjustments to reconcile net income to
      net cash provided by operating activities:
       Depreciation and amortization                                                          967,795               1,056,156
       Deferred income tax (benefit)                                                          (92,500)               (255,000)
       Loss on retirement of property, plant and equipment                                         21                  99,678
       Change in assets and liabilities:
          Decrease (increase) in merchandise inventories                                    1,622,806                (401,687)
         (Increase) decrease in prepaid expenses and other                                   (147,003)              1,064,286
         (Decrease) increase in trade accounts payable                                       (725,501)              1,837,589
         (Decrease) in accrued expenses                                                      (685,722)               (915,755)
         (Decrease) in income taxes payable                                                (1,584,027)               (454,734)
                                                                                         ------------             ------------
         Net cash provided by operating activities                                          2,329,929               4,641,992
                                                                                         ------------             -----------

 Cash flows (used in) investing activities:
   Purchase of property, plant and equipment, net                                            (531,073)             (1,446,828)
                                                                                         ------------             ------------
         Net cash (used in) investing activities                                             (531,073)             (1,446,828)
                                                                                         ------------             ------------

 Cash flows (used in) financing activities:
       Preferred stock cash dividends paid                                                    (13,800)                (13,800)
       Common stock cash dividends paid                                                      (677,745)               (668,045)
       Proceeds from exercise of stock options                                                585,000                  87,250
       Principal payments under capital lease obligations                                    (109,850)                (89,695)
                                                                                         ------------             ------------
         Net cash (used in) financing activities                                             (216,395)               (684,290)
                                                                                         ------------             -----------

 Increase in cash and cash equivalents                                                      1,582,461               2,510,874
 Cash and cash equivalents at beginning of period                                         111,648,544              90,307,234
                                                                                         ------------             -----------
 Cash and cash equivalents at end of period                                              $113,231,005             $92,818,108
                                                                                         ============             ===========

 Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest on capital lease obligation                                                $     27,650             $    47,804
     Income taxes, net                                                                   $  3,456,527             $ 2,089,734


See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2001

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the first quarter and the third quarter cost of goods sold and inventories are estimated based on the use of the gross profit method. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001. The Balance Sheet at January 31, 2001 has been derived from the audited financial statements at that date.

NOTE B - NET INCOME PER SHARE

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

                                                                                     Three Months Ended April 30,
                                                                                     2001                    2000
                                                                                  -----------             -----------
                   Net income                                                     $ 2,974,061             $ 2,611,459

                   Dividends on preferred stock                                      (13,800)                 (13,800)
                                                                                  ----------              -----------

                   Income available to
                       common shareholders                                        $ 2,960,261             $ 2,597,659
                                                                                  ===========             ===========

                   Basic weighted average
                        number of common
                        shares outstanding                                         13,507,684              13,358,113

                   Effect of dilutive stock options                                   103,828                 201,405
                                                                                  -----------             -----------

                   Diluted weighted average
                        number of common
                        shares outstanding                                         13,611,512              13,559,518
                                                                                  ===========             ===========

Item 2.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         The Company has made in this report, and from time to time may otherwise make, "forward-looking statements" (as that term is defined under federal securities laws) concerning the Company's future operations, performance, profitability, revenues, expenses and financial condition. This report includes, in particular, forward-looking statements regarding store openings, closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company's ability to improve margins, respond to changes in fashion, find suitable retail locations and the Company's ability to attract and retain key management personnel. Such factors may also include other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.

Overview

         Deb Shops, Inc. (the "Company") operates 287 women's specialty apparel retail stores offering moderately priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sized women. The Company also operates eight Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

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

         Results of operations for the Company for the three months ended April 30, 2001 and 2000, are presented on a consolidated basis and divisional basis to provide relevant information concerning the Company's retail apparel store business, which is the Company's principal line of business, and the retail book business.

Results of Operations - Consolidated

         Consolidated net sales increased $5,027,000 (7.7%) to $70,011,000 in the three months ended April 30, 2001 from $64,985,000 in the three months ended April 30, 2000, and increased $5,467,000 (9.2%) in the three months ended April 30, 2000 from the three months ended April 30, 1999. The increases during the three months ended April 30, 2001 and 2000, were primarily the result of increased comparable store sales in the apparel division.

         The changes in net sales, cost of sales, selling and administrative expense and net income (loss) are more fully described in the sections on "Apparel Business" and "Book Business" that follow.

         Other income, principally interest, increased $174,000 (15.4%) to $1,306,000 in the three months ended April 30, 2001 from $1,131,000 in the three months ended April 30, 2000 and increased $289,000 (34.2%) for the three months ended April 30, 2000 from the three months ended April 30, 1999. Interest income is offset by losses on the disposition of fixed assets. The increases in the three months ended April 30, 2001 and 2000 were primarily the result of earnings on higher cash balances.

         Income before income taxes increased $508,000 (12.0%) to $4,754,000 in the three months ended April 30, 2001 from $4,246,000 in the three months ended April 30, 2000 and increased $787,000 (22.7%) for the three months ended April 30, 2000 from the three months ended April 30, 1999. The improvements for the three months ended April 30, 2001 and 2000 were primarily comprised of an increase in the apparel business sales and for the three months ended April 30, 2000 was also partially comprised of an increase in apparel business margins.

Results of Operations - Apparel Business

         Net sales increased $5,038,000 (8.1%) to $67,031,000 in the three months ended April 30, 2001 from $61,993,000 in the three months ended April 30, 2000 and increased $5,398,000 (9.5%) in the three months ended April 30, 2000 from the three months ended April 30, 1999. The increases in net sales in the three months ended April 30, 2001 and 2000 resulted primarily from increased customer acceptance of the Company's products, which is attributed to the Company's continual refining of its focus on its younger customers, in addition to continuing efforts to improve visual merchandising

         The following table sets forth certain store information.

                                                                                  Store Data(1)
                                                                           Three Months Ended April 30,
                                                                         --------------------------------
                                                                         2001                        2000
                                                                         ----                        ----
Stores open at end of the period                                          295                         288
Average number in operation during the period                             293                         281
Average net sales per store (in thousands)                               $229                        $221
Average operating income                                                 $ 12                        $ 11
    per store (in thousands)
Comparable Store Sales(2) - Percent Change                                3.4%                        3.8%


         Cost of sales, including buying and occupancy costs, increased $3,656,000 (8.1%) to $48,870,000 in the three months ended April 30, 2001 from
$45,213,000 in the three months ended April 30, 2000 and increased $3,537,000 (8.5%) in the three months ended April 30, 2000 from the three months ended April 30, 1999. The increases in the three months ended April 30, 2001 and 2000 in cost of sales, including buying and occupancy costs, were principally due to the increase in sales during the period. As a percentage of net sales, these costs were 72.9% during the three months ended April 30, 2001 and 2000. Buying and occupancy costs were 16.2% of sales for the three months ended April 30, 2001 and 2000.



--------
(1) Includes Tops `N Bottoms stores

(2) Comparable store sales include stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         Selling and administrative expenses increased $1,073,000 (8.5%) to $13,718,000 in the three months ended April 30, 2001 from $12,645,000 in the three months ended April 30, 2000 and increased $1,148,000 (10.0%) in the three months ended April 30, 2000 from the three months ended April 30, 1999. The increases in selling and administrative costs for the three months ended April 30, 2001 and 2000 were primarily due to increased store operating costs and increased administrative costs. As a percentage of net sales, these expenses were 20.5% during the three months ended April 30, 2001, and 20.4% during the three months ended April 30, 2000.

         Depreciation expense decreased ($93,000) to $827,000 in the three months ended April 30, 2001 from $919,000 in the three months ended April 30, 2000 and increased $81,000 in the three months ended April 30, 2000 from the three months ended April 30, 1999. The decrease for the three months ended April 30, 2001 was principally attributed to a revision in the estimated useful lives of warehouse assets. The increase for the three months ended April 30, 2000 was principally attributed to new store openings and remodeling of existing stores.

         Operating income was $3,617,000 in the three months ended April 30, 2001, as compared to operating income of $3,215,000 in the three months ended April 30, 2000 and $2,583,000 in the three months ended April 30, 1999. As a percentage of net sales, operating income was 5.4% in the three months ended April 30, 2001, and 5.2% in the three months ended April 30, 2000. The increases in operating income for the three months ended April 30, 2001 and 2000 were primarily attributable to the increase in sales and for the three months ended April 30, 2000 to an increase in margins, partially offset by an increase in selling and administrative expenses.


Results of Operations - Book Business

         Net sales decreased ($11,000) (0.3%) to $2,981,000 in the three months ended April 30, 2001 from $2,992,000 in the three months ended April 30, 2000 and increased $69,000 (2.0%) in the three months ended April 30, 2000 from the three months ended April 30, 1999. The decrease in net sales in the three months ended April 30, 2001 resulted primarily from increasing competition as evidenced by the reduction in same store sales. The increase in net sales in the three months ended April 30, 2000 resulted primarily from a change in the store mix of the warehouse stores and the improved performance of the resort stores.

         The following table sets forth certain store information:

                                                                                           Store Data
                                                                                   Three Months Ended April 30,
                                                                                   ----------------------------
                                                                                    2001              2000
                                                                                    ----              ----
Resort Stores:
   Stores open at end of period                                                      11                11
   Average number in operation during the period                                     11                11
   Average net sales per store (in thousands)                                      $ 52              $ 46
Warehouse Stores:
   Stores open at end of period                                                       6                 6
   Average number in operation during the period                                      6                 6
   Average net sales per store (in thousands)                                      $402              $415

Comparable Store Sales(1) - Percent Change                                         (0.4%)             0.3%

-----------------------------------------
(1) Comparable store sales include resort and warehouse stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation

         Cost of sales, including buying and occupancy costs decreased ($13,000) (0.6%) to $2,227,000 in the three months ended April 30, 2001 from $2,240,000 in the three months ended April 30, 2000 and increased $160,000 (7.7%) in the three months ended April 30, 2000 from the three months ended April 30, 1999. The decrease in the three months ended April 30, 2001 was primarily the result of lower sales and occupancy costs. The increase in the three months ended April 30, 2000 was primarily the result of decreased margins resulting from competitive pressures and increased buying and occupancy costs. As a percentage of net sales, cost of sales, including buying and occupancy costs, were 74.7% in the three months ended April 30, 2001 and 74.9% in the three months ended April 30, 2000. As a percentage of net sales, buying and occupancy costs were 19.1% in the three months ended April 30, 2001 and 19.8% in the three months ended April 30, 2000.

         Selling and administrative expenses increased $24,000 (3.2%) to $780,000 in the three months ended April 30, 2001 from $756,000 in the three months ended April 30, 2000 and increased $30,000 (4.1%) in the three months ended April 30, 2000 from the three months ended April 30, 1999. The increases in the three months ended April 30, 2001 and 2000 were primarily the result of higher administrative costs. As a percentage of net sales, selling and administrative costs were 26.2% in the three months ended April 30, 2001 and 25.3% in the three months ended April 30, 2000.

         Depreciation and amortization expense increased $4,000 to $120,000 in the three months ended April 30, 2001 from $116,000 in the three months ended April 30, 2000 and increased $5,000 in the three months ended April 30, 2000 from the three months ended April 30, 1999. The increases were primarily the result of store remodeling and relocation.

         Operating (loss) was ($146,000) in the three months ended April 30, 2001 as compared to an operating (loss) of ($120,000) in the three months ended April 30, 2000 and operating income of $7,000 in the three months ended April 30, 1999. The increases in operating (loss) for the three months ended April 30, 2001 and 2000 were primarily the result of the factors described above. As a percentage of net sales, operating (loss) represents (4.9%) in the three months ended April 30, 2001, and (4.0%) in the three months ended April 30, 2000.


Liquidity and Capital Resources - Consolidated

         During the three months ended April 30, 2001 and 2000, the Company funded internally all of its operating needs, including capital expenditures for the opening of new apparel stores and for the remodeling of existing apparel and book stores. Total cash provided by operating activities for the three months ended April 30, 2001 and 2000 was $2,330,000 and $4,642,000, respectively. For the three months ended April 30, 2001, cash provided by operations was the result of net income, decreases in merchandise inventories and non-cash charges for depreciation and amortization partially offset by decreases in accounts payable, accrued expenses and income taxes payable. For the three months ended April 30, 2000, cash provided by operations was the result of net income, increases in accounts payable, decreases in prepaid expenses and non-cash charges for depreciation and amortization, partially offset by increases in merchandise inventories and decreases in accrued expenses and income taxes payable. The inventory turnover rate for the apparel business was approximately
0.8 times during the three months ended April 30, 2001 and 2000. The inventory turnover rate for the book business was approximately 0.2 times during the three months ended April 30, 2001 and 2000.

         Net cash (used in) investing activities was $531,000 and $1,447,000 for the three months ended April 30, 2001 and 2000, respectively. The increase in net cash (used in) investing activities was principally due to the opening of new stores and the remodeling of existing stores.

         Net cash (used in) financing activities was $216,000 and $684,000 for the three months ended April 30, 2001 and 2000, respectively. For the three months ended April 30, 2001 and 2000, these funds were principally used for the payment of dividends on preferred and common stock, and in the three months ended April 30, 2001 was partially offset by proceeds from the exercise of stock options.

         As of April 30, 2001, the Company had cash and cash equivalents of $113,231,000 compared with $92,818,000 at April 30, 2000.

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

         On May 16, 2001, the Company announced a one-time dividend of $0.05 per share on its common stock, and an increase to it existing quarterly dividend from $0.05 to $0.075 per share of common stock. The Company believes that, despite these dividend increases, internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs.




Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of April 30, 2001, the Company had cash and cash equivalents of $113,231,000 compared to $92,818,000 as of April 30, 2000, and $68,808,000 as of
April 30, 1999. These funds are invested primarily in money market funds and short-term municipal bonds, all of which are fully insured or guaranteed by letters-of-credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.


PART II.   OTHER INFORMATION


Items 1 - 5.      NOT APPLICABLE
-----------


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.
------            --------------------------------

                  (a)  Exhibits

                           None

                  (b)  Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company
during the quarter ended April 30, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.












                                                   DEB SHOPS, INC.





         DATE:  June 12, 2001                      By___________________________
                                                     Marvin Rounick
                                                     President







         DATE:  June 12, 2001                      By___________________________
                                                     Lewis Lyons
                                                     Vice President, Finance
                                                     Chief Financial Officer