Form 10-Q
period 2001-07-31
DEB SHOPS INC
filed 2001-09-13
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             July 31, 2001
                              -------------------------------------------------

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

                         Yes  X      No
                            ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.01                          13,554,900
----------------------------               --------------------------------
         (Class)                            (Outstanding at July 31, 2001)

                        DEB SHOPS, INC. AND SUBSIDIARIES




                                    I N D E X





                                                                                      Page
                                                                                      ----
PART I.  Item 1. Financial Information:

                 Consolidated Balance Sheets -                                          1
                 July 31, 2001 and January 31, 2001

                 Consolidated Statements of Operations - Six Months and                 2
                 Three Months Ended July 31, 2001 and 2000

                 Consolidated Statements of Cash Flows -                                3
                 Six Months Ended July 31, 2001 and July 31, 2000

                 Notes to Consolidated Financial Statements -                           4
                 July 31, 2001

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations - July 31, 2001                              5 - 9

         Item 3. Quantitative and Qualitative Disclosures About                         9
                 Market Risk


PART II.         Other Information                                                      10

                        DEB SHOPS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                       JULY 31,             JANUARY 31,
                                                                        2001                   2001
-------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                          $115,533,033          $111,648,544
  Merchandise inventories                                              37,674,621            31,017,772
  Prepaid expenses and other                                            2,751,274             3,154,388
  Deferred income taxes                                                 1,681,356             1,622,556
                                                                     ------------          ------------
    Total Current Assets                                              157,640,284           147,443,260
                                                                     ------------          ------------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                                                    150,000               150,000
  Buildings                                                             4,347,697             4,347,697
  Leasehold improvements                                               37,136,301            35,034,367
  Furniture and equipment                                              18,060,600            18,357,475
                                                                     ------------          ------------
                                                                       59,694,598            57,889,539
                                                                     ------------          ------------
  Less accumulated depreciation
    and amortization                                                   41,048,093            40,108,200
                                                                     ------------          ------------
                                                                       18,646,505            17,781,339
                                                                     ------------          ------------

OTHER ASSETS
  Goodwill, net of accumulated amortization
    of $1,410,387 and $1,303,269, respectively                          1,968,695             2,075,813
  Deferred income taxes                                                 4,044,301             3,903,101
  Other                                                                 1,712,223             1,712,223
                                                                     ------------          ------------
    Total Other Assets                                                  7,725,219             7,691,137
                                                                     ------------          ------------

                                                                     $184,012,008          $172,915,736
                                                                     ============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                             $ 26,564,766          $ 20,624,227
  Accrued expenses                                                     10,228,133            10,477,004
  Income taxes payable                                                  1,991,951             3,314,659
                                                                     ------------          ------------
    Total Current Liabilities                                          38,784,850            34,415,890
                                                                     ------------          ------------

Capital Lease Obligation                                                  520,817               740,517
                                                                     ------------          ------------


Shareholders' Equity
  Series A Preferred Stock, par value $1.00
   a share:
    Authorized - 5,000,000 shares
    Issued and outstanding - 460 shares,
     liquidation value $460,000                                               460                   460
  Common Stock, par value $.01 a share:
    Authorized - 50,000,000 shares
    Issued Shares - 15,688,290                                            156,883               156,883
  Additional paid in capital                                            5,864,790             5,864,790
  Retained earnings                                                   151,916,938           145,495,311
                                                                     ------------          ------------
                                                                      157,939,071           151,517,444

  Less common treasury shares, at cost -
    July 31, 2001: 2,133,390;
    January 31, 2001: 2,218,390                                        13,232,730            13,758,115
                                                                     ------------          ------------
                                                                      144,706,341           137,759,329
                                                                     ------------          ------------
                                                                     $184,012,008          $172,915,736
                                                                     ============          ============

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                   Six Months Ended July 31,               Three Months Ended July 31,
                                               ----------------------------------        -------------------------------
                                                   2001                  2000                2001               2000
                                                   ----                  ----                ----               ----
Revenues
  Net Sales                                     $142,501,634         $131,003,251         $72,490,146        $66,018,736
                                                ------------         ------------         -----------        -----------



Costs and Expenses
  Cost of sales, including
    buying and occupancy costs                    98,619,793           92,067,975          47,523,095         44,659,660
  Selling and administrative                      30,404,759           27,750,829          15,906,280         14,346,098
  Depreciation and amortization                    1,942,684            2,211,500             974,889          1,155,344
                                                -------------        -------------        -----------        -----------
                                                 130,967,236          122,030,304          64,404,264         60,161,102
                                                ------------         ------------         -----------        -----------


Operating Income                                  11,534,398            8,972,947           8,085,882          5,857,634
Other income, Principally Interest                 2,483,187            2,534,778           1,177,643          1,403,632
                                                ------------         ------------         -----------        -----------


Income Before Income Taxes                        14,017,585           11,507,725           9,263,525          7,261,266
Income Taxes                                       5,256,000            4,430,000           3,476,000          2,795,000
                                                ------------         ------------         -----------        -----------

Net Income                                       $ 8,761,585          $ 7,077,725         $ 5,787,525        $ 4,466,266
                                                ============         ============         ===========        ===========

Net Income Per Common Share
                                         Basic   $      0.65          $      0.53          $     0.43         $     0.33
                                                ============         ============         ===========        ===========
                                       Diluted   $      0.64          $      0.52          $     0.42         $     0.33
                                                ============         ============         ===========        ===========

Cash Dividend Declared
  Per Common Share                               $     0.175          $     0.100          $    0.125         $    0.050
                                                =============        =============        ============       ===========

Weighted Average Number of
  Common Shares Outstanding
                                         Basic    13,531,292           13,367,614          13,554,900         13,377,933
                                                =============        =============        ============       ===========
                                       Diluted    13,626,090           13,531,284          13,640,668         13,503,869
                                                =============        =============        ============       ===========

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended July 31,
                                                                   -------------------------------------
                                                                        2001                   2000
                                                                        ----                   ----
Cash flows provided by operating activities:
  Net income                                                           8,761,585               7,077,725
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                    1,942,684               2,211,500
      Deferred income tax (benefit)                                     (200,000)               (550,000)
      Loss on retirement of property, plant and equipment                 62,094                 152,594
      Change in operating assets and liabilities:
        (Increase) in merchandise inventories                         (6,656,849)             (8,498,333)
        Decrease in prepaid expenses and other                           403,114               1,431,739
        Increase in trade accounts payable                             5,940,539               6,242,728
        (Decrease) in accrued expenses                                  (248,871)               (869,088)
        (Decrease) in income taxes payable                            (1,322,708)               (943,138)
                                                                   -------------           -------------
        Net cash provided by operating activities                      8,681,588               6,255,727
                                                                   -------------           -------------

Cash flows (used in) investing activities:
  Purchase of property, plant and equipment, net                      (2,762,691)             (2,618,017)
                                                                   -------------           -------------
        Net cash (used in) investing activities                       (2,762,691)             (2,618,017)
                                                                   -------------           -------------

Cash flows (used in) financing activities:
      Preferred stock cash dividends paid                                (27,600)                (27,600)
      Common stock cash dividends paid                                (2,372,108)             (1,337,340)
      Proceeds from exercise of stock options                            585,000                 262,250
      Principal payments under capital lease obligations                (219,700)               (179,391)
                                                                   -------------           -------------
         Net cash (used in) financing activities                      (2,034,408)             (1,282,081)
                                                                   -------------           -------------

Increase in cash and cash equivalents                                  3,884,489               2,355,629
Cash and cash equivalents at beginning of period                     111,648,544              90,307,234
                                                                   -------------           -------------
Cash and cash equivalents at end of period                         $ 115,533,033           $  92,662,863
                                                                   =============           =============

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest on capital lease obligation                           $      55,300           $      95,609
    Income taxes, net                                              $   6,578,708           $   5,889,743

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the first quarter and the third quarter cost of goods sold and inventories are estimated based on the use of the gross profit method. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2002. The Balance Sheet at January 31, 2001 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.

NOTE B - NET INCOME PER SHARE

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

                                               Six Months Ended July 31,                   Three  Months Ended July 31,
                                          -----------------------------------          ------------------------------------
                                              2001                   2000                   2001                  2000
                                          ---------------------------------------------------------------------------------
Net income                                $  8,761,585           $  7,077,725           $  5,787,525           $  4,466,266

Dividends on preferred stock                   (27,600)               (27,600)               (13,800)               (13,800)
                                          ------------           ------------           ------------           ------------

Income available to
    common shareholders                   $  8,733,985           $  7,050,125           $  5,773,725           $  4,452,466
                                          ============           ============           ============           ============

Basic weighted average
     number of common
     shares outstanding                     13,531,292             13,367,614             13,554,900             13,377,933

Effect of dilutive stock options                94,798                163,670                 85,768                125,936
                                          ------------           ------------           ------------           ------------

Diluted weighted average
     number of common
     shares outstanding                     13,626,090             13,531,284             13,640,668             13,503,869
                                          ============           ============           ============           ============

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

Overview

         The Company operates 287 women's specialty apparel retail stores offering moderately priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sized women. The Company also operates eight Tops 'N Bottoms stores which sell moderately priced men's and women's apparel.

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

         Results of operations for the Company for the three and six months ended July 31, 2001 and 2000, are discussed below on a consolidated basis and divisional basis to provide relevant information concerning the Company's retail apparel store business, which is the Company's principal line of business, and the retail book business.

Results of Operations - Consolidated

         Consolidated net sales increased $11,498,000 (8.8%) to $142,502,000 in the six months ended July 31, 2001 from $131,003,000 in the six months ended July 31, 2000, and increased $4,775,000 (3.8%) in the six months ended July 31, 2000 from the six months ended July 31, 1999. Consolidated net sales increased $6,471,000 (9.8%) to $72,490,000 in the three months ended July 31, 2001 from
$66,019,000 in the three months ended July 31, 2000 and decreased ($692,000) (1.0%) in the three months ended July 31, 2000 from the three months ended July 31, 1999. The increase in the three and six month periods ended July 31, 2001 was primarily the result of increased comparable store sales in the apparel division. The increase in the six month period ended July 31, 2000 was primarily the result of increased comparable store sales in the apparel division during the first quarter of fiscal 2001. The decrease in the three month period ended July 31, 2000 was primarily the result of decreased comparable store sales in the apparel division.

         The changes in net sales, cost of sales, selling and administrative expense and net income are more fully described in the sections on "Apparel Business" and "Book Business" that follow.

         Other income, principally interest, decreased ($52,000) (2.0%) to $2,483,000 in the six months ended July 31, 2001 from $2,535,000 in the six months ended July 31, 2000 and increased $1,000,000 (65.1%) in the six months ended July 31, 2000 from the six months ended July 31, 1999. Other income, principally interest, decreased ($226,000) (16.1%) to $1,178,000 in the three months ended July 31, 2001 from $1,404,000 in the three months ended July 31, 2000 and increased $711,000 (102.7%) in the three months ended July 31, 2000 from the three months ended July 31, 1999. Interest income is offset by losses on the disposition of fixed assets. The decreases during the six and three months ended July 31, 2001 were primarily the result of gradually declining interest rates and, to a lesser extent, decreased write-offs from the disposition of fixed assets. The increases in the six and three months ended July 31, 2000 were primarily the result of earnings on higher cash balances, gradually rising interest rates and, to a lesser extent, decreased write-offs from the disposition of fixed assets.

         Income before income taxes increased $2,510,000 (21.8%) to $14,018,000 in the six months ended July 31, 2001 from $11,508,000 in the six months ended July 31, 2000 and decreased ($3,469,000) (23.2%) in the six months ended July 31, 2000 from the six months ended July 31, 1999. Income before income taxes increased $2,002,000 (27.6%) to $9,264,000 in the three months ended July 31, 2001 from $7,261,000 in the three months ended July 31, 2000 and decreased ($4,256,000) (37.0%) in the three months ended July 31, 2000 from the three months ended July 31, 1999. The increases for the six and three months ended July 31, 2001 were primarily the result of increased sales and margins in the apparel business. The decreases for the six and three months ended July 31, 2000 were primarily the result of decreased comparable store sales and margins in the apparel business.

Results of Operations - Apparel Business

         Net sales increased $11,453,000 (9.3%) to $134,394,000 in the six months ended July 31, 2001 from $122,941,000 in the six months ended July 31, 2000 and increased $4,355,000 (3.7%) in the six months ended July 31, 2000 from the six months ended July 31, 1999. Net sales increased $6,415,000 (10.5%) to $67,363,000 in the three months ended July 31, 2001 from $60,949,000 in the three months ended July 31, 2000 and decreased ($1,043,000) (1.7%) in the three months ended July 31, 2000 from the three months ended July 31, 1999. The increases in net sales for the six and three months ended July 31, 2001 resulted primarily from increased customer acceptance of the Company's products, which is attributable to the Company's continual refining of its focus on its younger customers. The increase in net sales for the six months ended July 31, 2000 resulted primarily from the increased sales in the quarter ended April 30, 2000. The decrease in net sales for the three months ended July 31, 2000 resulted primarily from the slow down in sales of summer merchandise which, the Company believes, was primarily attributable to the cool wet weather in the Mid-Atlantic and Mid-West parts of the country.

         The following table sets forth certain store information:

                                                           Six Months Ended July 31,(1)     Three Months Ended July 31,(1)
                                                           ----------------------------     ------------------------------
                                                              2001            2000               2001            2000
                                                              ----            ----               ----            ----
Stores open at end of the period                               295             290                295             290
Average number in operation during the period                  295             288                295             290
Average net sales per store (in thousands)                    $456            $427               $228            $210
Average operating income per store (in thousands)             $ 38            $ 30               $ 26            $ 19
Comparable Store Sales(2) - Percent Change                     4.7%           (1.8)%              6.1%           (6.9)%

         Cost of sales, including buying and occupancy costs, increased $6,356,000 (7.4%) to $92,728,000 in the six months ended July 31, 2001 from
$86,372,000 in the six months ended July 31, 2000 and increased $5,952,000 (7.4%) in the six months ended July 31, 2000 from the six months ended July 31, 1999. Cost of sales, including buying and occupancy costs, increased $2,700,000 (6.6%) to $43,859,000 in the three months ended July 31, 2001 from $41,159,000 in the three months ended July 31, 2001 and increased $2,415,000 (6.2%) in the three months ended July 31, 2000 from the three months ended July 31, 1999. The increases in cost of sales, including buying and occupancy costs, in the six and three months ended July 31, 2001 were principally due to the increases in sales during the periods. The increases in cost of sales, including buying and

                                       -6-
--------
(1) Includes Tops 'N Bottoms stores.

(2) Comparable store sales include stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

occupancy costs, in the six and three months ended July 31, 2000 were primarily due to the increases in sales and the decreases in margins. As a percentage of net sales, these costs were 69.0% and 70.3% during the six months ended July 31, 2001 and 2000, respectively, and 65.1% and 67.5% during the three months ended July 31, 2001 and 2000, respectively. The percentage decreases for the six and three months ended July 31, 2001 as compared to the six and three months ended July 31, 2000, resulted primarily from increased margins. Buying and occupancy costs were 16.4% and 16.6% of net sales for the six months ended July 31, 2001 and 2000, respectively, and 16.5% and 17.0% of net sales for the three months ended July 31, 2001 and 2000, respectively. The percentage decreases for the six and three months ended July 31, 2001 as compared to the six and three months ended July 31, 2000, resulted principally from an increase in sales during the periods.

         Selling and administrative expenses increased $2,630,000 (10.1%) to $28,653,000 in the six months ended July 31, 2001 from $26,023,000 in the six months ended July 31, 2000 and increased $2,639,000 (11.3%) in the six months ended July 31, 2000 from the six months ended July 31, 1999. Selling and administrative expenses increased $1,557,000 (11.6%) to $14,936,000 in the three months ended July 31, 2001 from $13,378,000 in the three months ended July 31, 2000 and increased $1,491,000 (12.5%) in the three months ended July 31, 2000 from the three months ended July 31, 1999. The increase in selling and administrative costs for the six and three months ended July 31, 2001 and 2000 was primarily due to increased store operating costs. As a percentage of net sales, these expenses were 21.3% and 21.2% in the six months ended July 31, 2001 and 2000, respectively, and 22.2% and 22.0% in the three months ended July 31, 2001 and 2000, respectively. The percentage changes in the three and six month periods ended July 31, 2001 as compared to the three and six month periods ended July 31, 2000 were not significant.

         Depreciation expense decreased ($274,000) to $1,661,000 in the six months ended July 31, 2001 from $1,935,000 in the six months ended July 31, 2000 and increased $237,000 in the six months ended July 31, 2000 from the six months ended July 31, 1999. Depreciation expense decreased ($182,000) to $834,000 in the three months ended July 31, 2001 from $1,016,000 in the three months ended July 31, 2000 and increased $157,000 in the three months ended July 31, 2000 from the three months ended July 31, 1999. The decreases for the six and three months ended July 31, 2001 were primarily attributable to a revision in the estimated lives of warehouse assets. The increases for the six and three months ended July 31, 2000 were primarily attributable to new store openings and remodeling of existing stores.

         Operating income was $11,351,000 in the six months ended July 31, 2001 as compared to operating income of $8,611,000 in the six months ended July 31, 2000 and $13,084,000 in the six months ended July 31, 1999. Operating income was $7,735,000 in the three months ended July 31, 2001 as compared to operating income of $5,395,000 in the three months ended July 31, 2000 and $10,502,000 in the three months ended July 31, 1999. As a percentage of sales, operating income was 8.4% and 7.0% in the six months ended July 31, 2001 and 2000, respectively, and 11.5% and 8.9% in the three months ended July 31, 2001 and 2000, respectively. The increases in operating income for the six and three months ended July 31, 2001 were primarily attributable to the increases in sales and margins, partially offset by increases in selling and administrative expenses. The decreases in operating income for the six and three months ended July 31, 2000 were primarily attributable to decreases in comparable same store sales and margins and increases in selling and administrative expenses.

Results of Operations - Book Business

         Net sales increased $46,000 (0.6%) to $8,108,000 in the six months ended July 31, 2001 from $8,062,000 in the six months ended July 31, 2000 and increased $420,000 (5.5%) in the six months ended July 31, 2000 from the six months ended July 31, 1999. Net sales increased $57,000 (1.1%) to $5,127,000 in the three months ended July 31, 2001 from $5,070,000 in the three months ended July 31, 2000 and increased $352,000 (7.5%) in the three months ended July 31, 2000 from the three months ended July 31, 1999. The increases in the six and three months ended July 31, 2001 and 2000 were lower than in the prior periods primarily as a result of increased competition.

The following table sets forth certain store information:

                                                           Six Months Ended             Three Months Ended
                                                               July 31,                      July 31,
                                                          -------------------------------------------------
                                                          2001           2000           2001           2000
                                                          ----           ----           ----           ----
Resort Stores:
   Stores open at end of period                             11             11             11             11
   Average number in operation during the period            11             11             11             11
   Average net sales per store (in thousands)             $272           $262           $221           $215
Warehouse Stores:
   Stores open at end of period                              6              6              6              6
   Average number in operation during the period             6              6              6              6
   Average net sales per store (in thousands)             $852           $863           $450           $451

Comparable Store Sales(1) - Percent Change                 0.3%           6.3%           0.7%           8.2%

--------------------
(1) Comparable store sales include resort and warehouse stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         Cost of sales, including buying and occupancy costs, increased $89,000 (1.5%) to $5,875,000 in the six months ended July 31, 2001 from $5,786,000 in the six months ended July 31, 2000 and increased $295,000 (5.4%) in the six months ended July 31, 2000 from the six months ended July 31, 1999. Cost of sales, including buying and occupancy costs, increased $102,000 (2.9%) to $3,648,000 in the three months ended July 31, 2001 from $3,546,000 in the three months ended July 31, 2000 and increased $135,000 (4.0%) in the three months ended July 31, 2000 from the three months ended July 31, 1999. The increases during the six and three months ended July 31, 2001 and 2000 were primarily the result of increased sales and increased occupancy costs partially offset by improved inventory management.

         Selling and administrative expenses increased $24,000 (1.4%) to $1,744,000 in the six months ended July 31, 2001 from $1,720,000 in the six months ended July 31, 2000 and increased $94,000 (5.8%) in the six months ended July 31, 2000 from the six months ended July 31, 1999. Selling and administrative expenses of $964,000 were unchanged for the three months ended July 31, 2001 as compared to the three months ended July 31, 2000 and increased $64,000 (7.1%) in the three months ended July 31, 2000 from the three months ended July 31, 1999. The increases in the six months ended July 31, 2001 and in the six and three months ended July 31, 2000 were primarily the result of higher administrative costs.

         Depreciation and amortization expense increased $12,000 to $245,000 in the six months ended July 31, 2001 from $234,000 in the six months ended July 31, 2000 and increased $10,000 in the six months ended July 31, 2000 from the six months ended July 31, 1999. Depreciation and amortization increased $7,000 to $125,000 in the three months ended July 31, 2001 from $118,000 in the three months ended July 31, 2000 and increased $4,000 in the three months ended July 31, 2000 from the three months ended July 31, 1999.

         Operating income decreased ($79,000) (24.5%) to $244,000 in the six months ended July 31, 2001 from $323,000 in the six months ended July 31, 2000 and increased $22,000 (7.2%) in the six months ended July 31, 2000 from the six months ended July 31, 1999. Operating income decreased ($52,000) (11.9%) to $390,000 in the three months ended July 31, 2001 from $442,000 in the three months ended July 31, 2000 and increased $148,000 (50.2%) in the three months ended July 31, 2000 from the three months ended July 31, 1999. The changes in operating income for the six and three months ended July 31, 2001 and 2000, are primarily the results of the factors described above. As a percentage of sales, operating income represented 3.0% and 4.0% in the six months ended July 31, 2001 and 2000, respectively, and 7.6% and 8.7% in the three months ended July 31, 2001 and 2000, respectively.

Liquidity and Capital Resources - Consolidated

         During the six months ended July 31, 2001 and 2000, the Company funded internally all of its operating needs, including capital expenditures for the opening of new apparel stores and for the remodeling of existing apparel stores. Total cash provided by operating activities for the six months ended July 31, 2001 and 2000 was $8,682,000 and $6,256,000, respectively. For the six months ended July 31, 2001 and 2000, cash provided by operations was the result of net income, increases in trade accounts payable, decreases in prepaid expenses and other and non-cash charges for depreciation and amortization partially offset by increases in merchandise inventories and decreases in accrued expenses and income taxes payable. The inventory turnover rate for the apparel business was approximately 1.5 times during the six months ended July 31, 2001 and 1.6 times during the six months ended July 31, 2000. The inventory turnover rate for the book business was approximately 0.6 times during the six months ended July 31, 2001 and 2000.

         Net cash used in investing activities was $2,763,000 and $2,618,000 for the six months ended July 31, 2001 and 2000, respectively. For the six months ended July 31, 2001 and 2000, these funds were principally used for the opening of new stores and the remodeling of existing stores.

         Net cash used in financing activities was $2,034,000 and $1,282,000 for the six months ended July 31, 2001 and 2000, respectively. For the six months ended July 31, 2001 and 2000, these funds were principally used for the payment of dividends on preferred and common stock, partially offset by proceeds from stock options exercised.

         As of July 31, 2001 the Company had cash and cash equivalents of $115,533,000 compared with $92,663,000 at July 31, 2000.

         On May 16, 2001, the Company announced a one-time dividend of $0.05 per share on its common stock, and an increase to its exisiting quarterly dividend from $0.05 to $0.075 per share of common stock. The Company believes that, despite these dividend increases, internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs.





Item 3.
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of July 31, 2001, the Company had cash and cash equivalents of $115,533,000 compared to $92,663,000 as of July 31, 2000, and $73,981,000 as of
July 31, 1999. These funds are invested primarily in money market funds and short-term municipal bonds, all of which are fully insured or guaranteed by letters-of-credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.

PART II. OTHER INFORMATION

Items 1 - 3. NOT APPLICABLE
-----------

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
------       ----------------------------------------------------

             The annual meeting of the Company was held on Wednesday, May 15, 2001. Total votes present either in person or by proxy were 13,197,132.

             Votes were cast as follows for the election of directors:

                                             FOR                  WITHHELD
                                          ----------              --------
             Marvin Rounick               12,718,627              478,505
             Warren Weiner                12,741,627              455,505
             Jack A. Rounick              13,151,566               45,566
             Barry H. Feinberg            13,151,566               45,566
             Barry H. Frank               13,151,566               45,566
             Ivan Inerfeld                13,151,566               45,566


There were no other matters voted on at the meeting.


Item 5.      NOT APPLICABLE
------

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K.
------       --------------------------------

             (a)  Exhibits

                    None


             (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed by the Company during the quarter ended July 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                             DEB SHOPS, INC.





     DATE:  September 13, 2001                    By /s/ Marvin Rounick
                                                     -----------------------
                                                     Marvin Rounick
                                                     President







     DATE:  September 13, 2001                    By /s/ Lewis Lyons
                                                     -----------------------
                                                     Lewis Lyons
                                                     Vice President, Finance
                                                     Chief Financial Officer