Form 10-Q
period 2001-10-31
DEB SHOPS INC
filed 2001-12-14
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              October 31, 2001
                              -------------------------------------------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                               ---------------------  -------------------------

Commission File Number                          0-12188
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


                                Yes   X     No
                                   -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.01                           13,554,900
----------------------------                -----------------------------------
         (Class)                             (Outstanding at October 31, 2001)

                        DEB SHOPS, INC. AND SUBSIDIARIES







                                    I N D E X






                                                                                        Page
                                                                                        ----
PART I.   Item 1. Financial Information:

                  Consolidated Balance Sheets -                                          1
                  October 31, 2001 and January 31, 2001

                  Consolidated Statements of Operations - Nine Months and                2
                  Three Months Ended October 31, 2001 and 2000

                  Consolidated Statements of Cash Flows -                                3
                  Nine Months Ended October 31, 2001 and October 31, 2000

                  Notes to Consolidated Financial Statements -                           4
                  October 31, 2001

          Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations - October 31, 2001                           5 - 9

          Item 3. Quantitative and Qualitative Disclosures About                         9
                  Market Risk


PART II.          Other Information                                                      9

                        DEB SHOPS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                 OCTOBER 31,            JANUARY 31,
                                                                   2001                    2001
----------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                     $120,247,907            $111,648,544
  Merchandise inventories                                         19,881,688              31,017,772
  Prepaid expenses and other                                       3,476,749               3,154,388
  Prepaid income taxes                                             2,855,207                       0
  Deferred income taxes                                            1,710,756               1,622,556
                                                                ------------            ------------
    Total Current Assets                                         148,172,307             147,443,260
                                                                ------------            ------------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                                               150,000                 150,000
  Buildings                                                        4,347,697               4,347,697
  Leasehold improvements                                          37,125,816              35,034,367
  Furniture and equipment                                         16,763,887              18,357,475
                                                                ------------            ------------
                                                                  58,387,400              57,889,539
                                                                ------------            ------------
  Less accumulated depreciation
    and amortization                                              40,559,531              40,108,200
                                                                ------------            ------------
                                                                  17,827,869              17,781,339
                                                                ------------            ------------

OTHER ASSETS
  Goodwill, net of accumulated amortization
    of $1,303,269                                                          0               2,075,813
  Deferred income taxes                                            4,114,901               3,903,101
  Other                                                            2,212,223               1,712,223
                                                                ------------            ------------
    Total Other Assets                                             6,327,124               7,691,137
                                                                ------------            ------------
                                                                $172,327,300            $172,915,736
                                                                ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                        $ 19,405,489            $ 20,624,227
  Accrued expenses                                                 9,123,909              10,477,004
  Income taxes payable                                                     0               3,314,659
                                                                ------------            ------------
    Total Current Liabilities                                     28,529,398              34,415,890
                                                                ------------            ------------

Capital Lease Obligation                                             410,967                 740,517
                                                                ------------            ------------


Shareholders' Equity
  Series A Preferred Stock, par value $1.00 a share:
    Authorized - 5,000,000 shares
    Issued and outstanding - 460 shares,
      Liquidation value $460,000
  Common Stock, par value $.01 a share:                                  460                     460
    Authorized - 50,000,000 shares
    Issued - 15,688,290 shares                                       156,883                 156,883
  Additional paid in capital                                       5,864,790               5,864,790
  Retained earnings                                              150,597,532             145,495,311
                                                                ------------            ------------
                                                                 156,619,665             151,517,444
                                                                ------------            ------------

  Less common treasury shares, at cost -
    October 31, 2001: 2,133,390;
    January 31, 2001: 2,218,390                                   13,232,730              13,758,115
                                                                ------------            ------------
                                                                 143,386,935             137,759,329
                                                                ------------            ------------
                                                                $172,327,300            $172,915,736
                                                                ============            ============

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                 Nine Months Ended October 31,      Three Months Ended October 31,
                                                ------------------------------      ------------------------------
                                                    2001             2000               2001              2000
                                                    ----             ----               ----              ----
Revenues
  Net Sales                                     $222,967,066      $204,250,874      $ 80,465,432       $ 73,247,623
                                                ------------      ------------      ------------       ------------



Costs and Expenses
  Cost of sales, including
    buying and occupancy costs                   156,536,992       144,538,914        57,917,199         52,470,939
  Selling and administrative                      46,116,226        42,258,519        15,711,467         14,507,960
  Depreciation and amortization                    2,881,038         3,325,689           938,354          1,114,189
  Non-recurring loss on sale of
    subsidiary                                     7,381,152                 0         7,381,152                  0
                                                ------------      ------------      ------------       ------------
                                                 212,915,408       190,123,122        81,948,172         68,092,818
                                                ------------      ------------      ------------       ------------


Operating Income                                  10,051,658        14,127,752        (1,482,740)         5,154,805
Other income, Principally Interest                 3,500,936         3,797,153         1,017,749          1,262,375
                                                ------------      ------------      ------------       ------------


Income (Loss) Before Income Taxes                 13,552,594        17,924,905          (464,991)         6,417,180
Income Taxes (Benefit)                             5,080,000         6,901,000          (176,000)         2,471,000
                                                ------------      ------------      ------------       ------------

Net Income (Loss)                               $  8,472,594      $ 11,023,905      $   (288,991)      $  3,946,180
                                                ============      ============      ============       ============

Net Income Per Common Share
                                  Basic         $       0.62      $       0.82      $      (0.02)      $       0.29
                                                ============      ============      ============       ============
                                  Diluted       $       0.62      $       0.81      $      (0.02)      $       0.29
                                                ============      ============      ============       ============

Cash Dividend Declared
  Per Common Share                              $      0.250      $      0.150      $      0.075       $      0.050
                                                ============      ============      ============       ============

Weighted Average Number of
  Common Shares Outstanding
                                   Basic          13,539,161        13,373,100        13,554,900         13,385,900
                                                ============      ============      ============       ============
                                   Diluted        13,631,904        13,522,766        13,554,900         13,507,556
                                                ============      ============      ============       ============



See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Nine Months Ended October 31,
                                                                               ---------------------------------
                                                                                    2001               2000
                                                                                    ----               ----
Cash flows provided by operating activities:
  Net income                                                                   $   8,472,594       $  11,023,905
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                2,881,038           3,325,689
      Deferred income tax (benefit)                                                 (300,000)           (825,000)
      Loss on retirement of property, plant and equipment                             64,238             253,485
      Non-recurring loss on sale of subsidiary, net of income tax benefit          4,611,152                   0
      Change in operating assets and liabilities:
        Decrease (increase) in merchandise inventories                             3,086,033            (132,423)
        (Increase) decrease in prepaid expenses and other                           (448,719)          1,412,070
        Increase in trade accounts payable                                           734,029             946,695
        (Decrease) in accrued expenses                                            (1,006,541)         (1,026,577)
        (Decrease) in income taxes payable                                        (3,360,680)         (1,235,327)
                                                                               -------------       -------------
        Net cash provided by operating activities                                 14,733,144          13,742,517
                                                                               -------------       -------------

Cash flows (used in) investing activities:
  Purchase of property, plant and equipment, net                                  (3,967,875)         (3,565,808)
  Proceeds from sale of subsidiary, net of cash sold                               1,008,769                   0
                                                                               -------------       -------------
        Net cash (used in) investing activities                                   (2,959,106)         (3,565,808)
                                                                               -------------       -------------


Cash flows (used in) financing activities:
      Preferred stock cash dividends paid                                            (41,400)            (41,400)
      Common stock cash dividends paid                                            (3,388,725)         (2,006,635)
      Proceeds from exercise of stock options                                        585,000             262,250
      Principal payments under capital lease obligations                            (329,550)           (269,086)
                                                                               -------------       -------------
         Net cash (used in) financing activities                                  (3,174,675)         (2,054,871)
                                                                               -------------       -------------

Increase in cash and cash equivalents                                              8,599,363           8,121,838
Cash and cash equivalents at beginning of period                                 111,648,544          90,307,234
                                                                               -------------       -------------
Cash and cash equivalents at end of period                                     $ 120,247,907       $  98,429,072
                                                                               =============       =============

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest on capital lease obligation                                       $      82,950       $     143,413
    Income taxes, net                                                          $  11,249,866       $   8,998,411


See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                OCTOBER 31, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the first quarter and the third quarter cost of goods sold and inventories are estimated based on the use of the gross profit method. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2002. The Balance Sheet at January 31, 2001 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.

NOTE B - NON-RECURRING ITEMS

Effective September 30, 2001, the Company sold the stock of its subsidiary, Books Management, Inc. ("BMI"). For the eight months ended September 30, 2001 BMI had net sales of $11,897,341 and operating income of $661,882. For the two months ended September 30, 2001, BMI had net sales of $3,789,801 and operating income of $418,271. As a result of the transaction, the Company recorded a non-recurring pre-tax loss of $7,381,152 ($4,611,152 net of tax, or a loss per share of ($0.34)).

NOTE C - NET INCOME PER SHARE

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

                                                      Nine Months Ended October 31,             Three Months Ended October 31,
                                                      -----------------------------             ------------------------------
                                                        2001                  2000                 2001                  2000
                                                   ------------          ------------          ------------          ------------
          Net income (loss)                        $  8,472,594          $ 11,023,905          ($   288,991)         $  3,946,180

          Dividends on preferred stock                  (41,400)              (41,400)              (13,800)              (13,800)
                                                   ------------          ------------          ------------          ------------

          Income (loss) available to
              common shareholders                  $  8,431,194          $ 10,982,505          ($   302,791)         $  3,932,380
                                                   ============          ============          ============          ============

          Basic weighted average
               number of common
               shares outstanding                    13,539,161            13,373,100            13,554,900            13,385,900

          Effect of dilutive stock options               92,743               149,666                     0               121,656
                                                   ------------          ------------          ------------          ------------

          Diluted weighted average
               number of common
               shares outstanding                    13,631,904            13,522,766            13,554,900            13,507,556
                                                   ============          ============          ============          ============

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

Overview

         The Company operates 299 women's specialty apparel retail stores offering moderately priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sized women. The Company also operates eight Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

         Effective September 30, 2001, the Company sold the stock of its subsidiary, Books Management, Inc. ("BMI"). For the eight months ended September 30, 2001 BMI had net sales of $11,897,341 and operating income of $661,882. For the two months ended September 30, 2001, BMI had net sales of $3,789,801 and operating income of $418,271. As a result of the transaction, the Company recorded a non-recurring pre-tax loss of $7,381,152 ($4,611,152 net of tax, or a loss per share of ($0.34)).

         Results of operations for the Company for the three and nine months ended October 31, 2001 and 2000, are discussed below on a consolidated basis and separately for the "Apparel Business" to provide relevant information concerning the Company's retail apparel store business.

Results of Operations - Consolidated

         Consolidated net sales increased $18,716,000 (9.2%) to $222,967,000 in the nine months ended October 31, 2001 from $204,251,000 in the nine months ended October 31, 2000, and increased $10,298,000 (5.3%) in the nine months ended October 31, 2000 from the nine months ended October 31, 1999. Consolidated net sales increased $7,218,000 (9.9%) to $80,465,000 in the three months ended October 31, 2001 from $73,248,000 in the three months ended October 31, 2000 and increased $5,523,000 (8.2%) in the three months ended October 31, 2000 from the three months ended October 31, 1999. The increase in the three and nine month periods ended October 31, 2001 was primarily the result of increased comparable store sales in the apparel division. The increase in the nine month period ended October 31, 2000 was primarily the result of sales in stores open less than one year in the apparel division. The increase in the three month period ended October 31, 2000 was primarily the result of sales in stores open less than one year and to a lesser extent increased comparable store sales in the apparel division.

         The changes in net sales, cost of sales, selling and administrative expense and net income are more fully described below under the caption "Results of Operations - Apparel Business."

         Other income, principally interest, decreased ($296,000) (7.8%) to $3,501,000 in the nine months ended October 31, 2001 from $3,797,000 in the nine months ended October 31, 2000 and increased $1,280,000 (50.8%) in the nine months ended October 31, 2000 from the nine months ended October 31, 1999. Other income, principally interest, decreased ($245,000) (19.4%) to $1,018,000 in the three months ended October 1, 2001 from $1,262,000 in the three months ended October 31, 2000 and increased $280,000 (28.5%) in the three months ended October 31, 2000 from the three months ended October 31, 1999. Interest income is offset by losses on the disposition of fixed assets. The decreases during the nine and three months ended October 31, 2001 were primarily the result of gradually declining interest rates partially offset by higher cash balances and, to a lesser extent, decreased write-offs from the disposition of fixed assets. The increases in the nine and three months ended October 31, 2000 were primarily the result of earnings on higher cash balances, gradually rising interest rates and, to a lesser extent, decreased write-offs from the disposition of fixed assets.

         Income before income taxes decreased ($4,372,000) (24.4%) to $13,553,000 in the nine months ended October 31, 2001 from $17,925,000 in the nine months ended October 31, 2000 and decreased ($3,635,000) (16.9%) in the nine months ended October 31, 2000 from the nine months ended October 31, 1999.
(Loss) before income taxes (benefit) was ($465,000) in the three months ended October 31, 2001 as compared to income before income taxes of $6,417,000 in the three months ended October 31, 2000. Income before income taxes decreased ($165,000) (2.5%) in the three months ended October 31, 2000 from the three months ended October 31, 1999. The decreases for the nine and three months ended October 31, 2001 were primarily the result of the non-recurring loss from the sale of Atlantic Books. The decrease for the nine months ended October 31, 2000 was primarily the result of decreased comparable store sales and margins in the apparel business during the second quarter of the fiscal year. The decrease for the three months ended October 31, 2000 was primarily the result of increased store operating costs and, to a lesser extent, the lack of leverage of sales against buying and occupancy costs.

Results of Operations - Apparel Business

         Net sales increased $19,873,000 (10.4%) to $211,070,000 in the nine months ended October 31, 2001 from $191,197,000 in the nine months ended October 31, 2000 and increased $9,819,000 (5.4%) in the nine months ended October 31, 2000 from the nine months ended October 31, 1999. Net sales increased $8,420,000 (12.3%) to $76,676,000 in the three months ended October 31, 2001 from $68,256,000 in the three months ended October 31, 2000 and increased $5,464,000 (8.7%) in the three months ended October 31, 2000 from the three months ended October 31, 1999. The increases in net sales for the nine and three months ended October 31, 2001 resulted primarily from increased customer acceptance of the Company's products, which is attributable to the Company's continual refining of its focus on its younger customers. The increase in net sales for the nine months ended October 31, 2000 resulted primarily from sales in stores open less than one year, partially offset by the slow down in sales of summer merchandise which, the Company believes, was primarily attributable to cool wet weather in the Mid-Atlantic and Mid-West parts of the country. The increase in net sales for the three months ended October 31, 2000 resulted primarily from the sales in stores open less than one year.

         The following table sets forth certain store information:

                                                        Nine Months Ended October 31,(1)      Three Months Ended October 31,(1)
                                                        --------------------------------      ---------------------------------
                                                            2001             2000                  2001             2000
                                                            ----             ----                  ----             ----
Stores open at end of the period                             307              291                   307             291
Average number in operation during the period                295              290                   300             291
Average net sales per store (in thousands)                  $715             $659                  $256            $235
Average operating income per store (in thousands)           $ 57             $ 47                  $ 18            $ 17
Comparable Store Sales(2)- Percent Change                    5.3%            (0.2)%                 6.1%            2.9%

         Cost of sales, including buying and occupancy costs, increased $12,824,000 (9.5%) to $147,980,000 in the nine months ended October 31, 2001 from $135,156,000 in the nine months ended October 31, 2000 and increased $10,192,000 (8.2%) in the nine months ended October 31, 2000 from the nine months ended October 31, 1999. Cost of sales, including buying and occupancy costs, increased $6,468,000 (13.3%) to $55,252,000 in the three months ended October 31, 2001 from $48,784,000 in the three months ended October 31, 2001 and increased $4,239,000 (9.5%) in the three months ended October 31, 2000 from the three months ended October 31, 1999. The increases in cost of sales, including buying and occupancy costs, in the nine and three months ended October 31, 2001 were principally due to the increases in sales during the periods. The increases in cost of sales, including buying and occupancy costs, in the nine and three months ended October 31, 2000 were primarily due to the increases in sales and the decreases in margins. As a percentage of net sales, these costs were 70.1% and 70.7% during the nine months ended October 31, 2001 and 2000, respectively, and 72.1% and 71.5% during the three months ended October 31, 2001 and 2000, respectively. The percentage decrease for the nine months ended October 31, 2001 as compared to the nine months ended October 31, 2000, resulted primarily from increased margins. The percentage increase for the three months ended October 31, 2001, as compared to the three months ended October 31, 2000, resulted primarily from slightly decreasing margins. Buying and occupancy costs were 16.0% and 16.1% of net sales for the nine months ended October 31, 2001 and 2000, respectively, and 15.3% and 15.2% of net sales for the three months ended October 31, 2001 and 2000, respectively. The percentage decrease for the nine months ended October 31, 2001 as compared to the nine months ended October 31, 2000, resulted principally from an increase in sales during the periods. The percentage decrease for the three months ended October 31, 2001 as compared to the three months ended October 31, 2000, resulted principally from slightly decreasing margins during the periods.

         Selling and administrative expenses increased $4,136,000 (10.4%) to $43,736,000 in the nine months ended October 31, 2001 from $39,600,000 in the nine months ended October 31, 2000 and increased $3,927,000 (11.0%) in the nine months ended October 31, 2000 from the nine months ended October 31, 1999. Selling and administrative expenses increased $1,506,000 (11.1%) to $15,082,000 in the three months ended October 31, 2001 from $13,577,000 in the three months ended October 31, 2000 and increased $1,287,000 (10.5%) in the three months ended October 31, 2000 from the three months ended October 31, 1999. The increase in selling and administrative costs for the nine and three months ended October 31, 2001 and 2000 was primarily due to increased store operating costs. As a percentage of net sales, these expenses were 20.7% and 20.7% in the nine months ended October 31, 2001 and 2000, respectively, and 19.7% and 19.9% in the three months ended October 31, 2001 and 2000, respectively. The percentage changes in the three and nine month periods ended October 31, 2001 as compared to the three and nine month periods ended October 31, 2000 were not significant.


--------
(1) Includes Tops `N Bottoms stores.

(2) Comparable store sales include stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         Depreciation expense decreased ($408,000) to $2,499,000 in the nine months ended October 31, 2001 from $2,908,000 in the nine months ended October 31, 2000 and increased $264,000 in the nine months ended October 31, 2000 from the nine months ended October 31, 1999. Depreciation expense decreased ($134,000) to $838,000 in the three months ended October 31, 2001 from $973,000 in the three months ended October 31, 2000 and increased $27,000 in the three months ended October 31, 2000 from the three months ended October 31, 1999. The decreases for the nine and three months ended October 31, 2001 were primarily attributable to a revision in the estimated lives of warehouse assets. The increases for the nine and three months ended October 31, 2000 were primarily attributable to new store openings and remodeling of existing stores.

         Operating income was $16,855,000 in the nine months ended October 31, 2001 as compared to operating income of $13,533,000 in the nine months ended October 31, 2000 and $18,096,000 in the nine months ended October 31, 1999. Operating income was $5,503,000 in the three months ended October 31, 2001 as compared to operating income of $4,922,000 in the three months ended October 31, 2000 and $5,012,000 in the three months ended October 31, 1999. As a percentage of sales, operating income was 8.0% and 7.1% in the nine months ended October 31, 2001 and 2000, respectively, and 7.2% and 7.2% in the three months ended October 31, 2001 and 2000, respectively. The increases in operating income for the nine and three months ended October 31, 2001 were primarily attributable to the increases in sales, partially offset by increases in selling and administrative expenses. The decrease in operating income for the nine months ended October 31, 2000 was primarily attributable to decreases in comparable same store sales and margins and increases in selling and administrative expenses. The decrease in operating income for the three months ended October 31, 2000 was primarily attributable to increases in selling and administrative expenses and buying and occupancy costs.

Liquidity and Capital Resources - Consolidated

         During the nine months ended October 31, 2001 and 2000, the Company funded internally all of its operating needs, including capital expenditures for the opening of new apparel stores and for the remodeling of existing apparel stores. Total cash provided by operating activities for the nine months ended October 31, 2001 and 2000 was $14,733,000 and $13,743,000, respectively. For the nine months ended October 31, 2001, cash provided by operations was the result of net income adjusted for the non-recurring loss on sale of subsidiary, decrease in merchandise inventories and non-cash charges for depreciation and amortization partially offset by increases in prepaid expenses and decreases in accrued expenses. For the nine months ended October 31, 2000, cash provided by operations was the result of net income, increases in trade accounts payable, decreases in prepaid expenses and other and non-cash charges for depreciation and amortization partially offset by increases in merchandise inventories and decreases in accrued expenses and income taxes payable. The inventory turnover rate for the apparel business was approximately 2.3 times during the nine months ended October 31, 2001 and 2.4 times during the nine months ended October 31, 2000.

         Net cash used in investing activities was $2,959,000 and $3,566,000 for the nine months ended October 31, 2001 and 2000, respectively. For the nine months ended October 31, 2001, these funds were principally used for the opening of new stores and the remodeling of existing stores partially offset by the proceeds from the sale of subsidiary. For the nine months ended October 31, 2000 these funds were principally used for the opening of new stores and the remodeling of existing stores.

         Net cash used in financing activities was $3,175,000 and $2,055,000 for the nine months ended October 31, 2001 and 2000, respectively. For the nine months ended October 31, 2001 and 2000, these funds were principally used for the payment of dividends on preferred and common stock, partially offset by proceeds from stock options exercised.

         As of October 31, 2001 the Company had cash and cash equivalents of $120,248,000 compared with $98,429,000 at October 31,
2000.

         On May 16, 2001, the Company announced a one-time dividend of $0.05 per share on its common stock, and an increase to its existing quarterly dividend from $0.05 to $0.075 per share of common stock. The Company believes that, despite these dividend increases, internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of October 31, 2001, the Company had cash and cash equivalents of $120,248,000 compared to $98,429,000 as of October 31, 2000, and $76,257,000 as
of October 31, 1999. These funds are invested primarily in money market funds and short-term municipal bonds, all of which are fully insured or guaranteed by letters-of-credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.

Part II. Other Information


Item 1 - 5. Not Applicable



Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

            2. Purchase Agreement between the Company and BMI Investment
               Holdings, Inc., dated October 16, 2001. A list of schedules and exhibits, all of which are omitted, is included in Exhibit 2. The Company will furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon its request.

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended October 31, 2001.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                               DEB SHOPS, INC.





DATE: December 14, 2001                        By /s/ Marvin Rounick
                                                      -------------------------
                                                      Marvin Rounick
                                                      President







DATE: December 14, 2001                        By /s/ Lewis Lyons
                                                      -------------------------
                                                      Lewis Lyons
                                                      Vice President, Finance
                                                      Chief Financial Officer