Form 10-K
period 2002-01-31
DEB SHOPS INC
filed 2002-04-29
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
(Mark One)

(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended           January 31, 2002
                                    --------------------------------------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                       ----------------     --------------------

         Commission File Number                       0-12188
                               -------------------------------------------------


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

                                      Yes __X__   No______

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______X_____

         As of April 10, 2002, 13,634,900 shares of the Company's Common Stock, par value $.01 per share, were outstanding. The aggregate market value (based upon the closing price on April 10, 2002) held by non-affiliates was approximately $122,307,329.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Registrant's Definitive Proxy Statement to be filed within 120 days after the end of the fiscal year in connection with the Annual Meeting to be held on May 30, 2002 - incorporated in Part III.

Forward-Looking Statements

         The Company has made in this report, and from time to time may otherwise make, "forward-looking statements" (as that term is defined under federal securities laws) concerning the Company's future operations, performance, profitability, revenues, expenses and financial condition. This report includes, in particular, forward-looking statements regarding store openings and closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company's ability to improve sales and margins, respond to changes in fashion, find suitable retail locations and attract and retain key management personnel. Such factors may also include other risks and uncertainties detailed in the Company's other filings with the Securities and Exchange Commission.


                                     PART 1

Item 1.  Business
-------  --------

General

         Deb Shops, Inc. (the "Company") operates 309 women's and men's specialty apparel retail stores. The 301 DEB stores offer moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. DEB merchandise consists of clothing and accessories appealing primarily to the fashion-conscious junior and plus sized female consumers between the ages of 13 and 18. In addition to 296 stores operating under the name "DEB" the Company operates one plus size store under the name "DEB PLUS" and four outlet stores under the name "CSO." The outlet stores offer the same merchandise as DEB and DEB PLUS at reduced prices and serve as clearance stores for slow-moving inventory. Eighty of the DEB stores contain plus size departments. The Company also operates eight apparel retail stores under the name "Tops `N Bottoms." Tops `N Bottoms sells moderately priced men's and women's apparel. Seventeen of the DEB stores contain Tops `N Bottoms departments.

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

         Tops `N Bottoms caters primarily to young men and junior-sized women. Much of the merchandise is brand named and unisex.

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

         The Company experiences the normal seasonal pattern of the retail apparel industry with its peak sales occurring during the Christmas, Back-to-School and Easter periods. To keep merchandise fresh and fashionable, slow-moving merchandise is marked down throughout the year. End-of-season sales are conducted twice per year (in the second and fourth quarters), in keeping with the Company's policy of carrying a minimal amount of seasonal merchandise over from one year to another. At the end of the season, any unsold merchandise is transferred to the Company's CSO stores.

Stores

         During the fiscal year ended January 31, 2002 ("fiscal 2002"), the Company opened 23 stores (while closing five stores, including one Plus store). Thirteen of the new stores have Plus departments. The Company also added Plus departments to three existing DEB stores. The Company currently plans to open 15-25 new stores in the fiscal year ending January 31, 2003 ("fiscal 2003"). The current plans include the opening of ten to 15 Plus departments in the new stores. The Company is currently scheduled to close two stores in the first half of fiscal 2003. The Company plans to continue to evaluate carefully the profitability of individual stores and close those stores that it believes cannot become profitable or maintain profitability.

         The following table shows apparel store openings and closings for the last five fiscal years.

                                                                   Year Ended January 31,
                                                                   ----------------------
                                                2002         2001         2000         1999         1998
                                                ----         ----         ----         ----         ----
Open at beginning of fiscal year..              291          285           273          269          285
Opened during fiscal year............            23           13            17           17            5
Closed during fiscal year.............           (5)          (7)           (5)         (13)         (21)
                                              ------       ------        ------       ------       ------
Open at end of fiscal year...........           309          291           285          273          269
                                              ======       ======        ======       ======       =====

         The following table shows the states in which the Company's 309 existing apparel stores are located:

       New England                           East                                Midwest
       Connecticut                     4     Delaware                     1      Illinois              19
       Maine                           4     Maryland                     9      Indiana               10
       Massachusetts                  12     New Jersey                  16      Iowa                   3
       New Hampshire                   1     New York                    33      Kansas                 4
       Rhode Island                    1     Pennsylvania                40      Kentucky               3
       Vermont                         1     Virginia                    13      Michigan              27
                                  -------    West Virginia                6      Minnesota              9
                                      23                             -------     Missouri               7
                                                                        118      Nebraska               2
                                                                                 North Dakota           4
                                                                                 Ohio                  27
                                                                                 South Dakota           2
                                                                                 Wisconsin             11
                                                                                                    ------
                                                                                                      128

       South                                 West

       Georgia                         1     Arizona                      1
       North Carolina                  3     California                   2
       Tennessee                       4     Colorado                     2
                                  -------    Idaho                        2
                                       8     New Mexico                   3
                                             Oklahoma                     4
                                             Oregon                       5
                                             Texas                        6
                                             Utah                         3
                                             Washington                   3
                                             Wyoming                      1
                                                                     -------
                                                                         32

         DEB stores, which average 6,000 square feet, are located primarily in enclosed regional malls and selected strip shopping centers. DEB stores with Tops `N Bottoms or DEB PLUS departments average 8,000 square feet and are located primarily in enclosed regional malls. Tops `N Bottoms stores are all located in enclosed regional malls and range in size from 2,400 to 3,400 square feet. New stores are opened in existing malls, existing mall expansions, new malls and occasionally strip shopping centers. Factors considered in opening new stores include the availability of suitable locations and satisfactory lease terms, both of which are considered essential to successful operations. Key considerations in selecting sites for new stores include the geographic location of the center, the demographics of the surrounding area, the principal specialty and "anchor" stores within the center, expected customer traffic within the center, and the location of the Company's store within the center itself.

         Stores are distinctively designed for customer identification and are remodeled periodically as necessary. The stores are open during mall operating hours, which are generally from 10:00 A.M. to 9:30 P.M., Monday through Saturday, and from Noon to 5:00 P.M. on Sunday.

Operations

         Payments for most of the Company's sales are made in cash or check, with the balance made with MasterCard, Visa or Discover credit cards. For customer convenience, the Company provides lay-away plans. The Company's policy is to permit returns of merchandise for exchange or a full cash or credit refund, at the customer's preference.

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

         The responsibility for managing the Company's stores rests with the Director of Store Operations and a staff of 40 employees consisting of an Assistant Director of Store Operations and Regional and District Managers. A Regional Manager is responsible for an average of six districts. A District Manager is responsible for an average of 10 stores, each of which is staffed by a Store Manager and two Assistant Store Managers. The District and Regional Managers visit the stores regularly to review merchandise levels, content and presentation, staff training and other personnel issues, store security and cleanliness and adherence to standard operating procedures.

         The merchandising department consists of 43 employees, including the Senior Vice President, Merchandising; Vice President, Merchandising; Merchandise Managers and Buyers. The department is responsible for purchasing, pricing (including markdowns), inventory planning and allocating merchandise among the stores. The merchandising department's staff is organized in the following apparel categories: sportswear, dresses, coats, lingerie, hosiery, shoes, accessories and plus sizes.

         At January 31, 2002, the Company had approximately 3,400 employees, 64% of whom were employed on a part-time basis. The Company has a collective bargaining agreement with the United Paperworkers International Union, Philadelphia Local 286 ("UPIU") that expires on December 31, 2004. The UPIU represents the Company's warehouse employees. The collective bargaining agreement covers approximately 82 employees. The Company considers its employee relations to be good.

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

Atlantic Books

         The Atlantic Books chain was acquired on October 20, 1996, and was sold on October 16, 2001, effective as of September 30, 2001. For a discussion of the results of operations of the book business for the period ended September 30, 2001, and the effect of the sale of the book business on the Company, see Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.  Properties
------   ----------

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

         The following table shows the current expiration dates of executed store leases, existing at January 31, 2002. In many cases, the Company has renewal options.

         Calendar Years                               Number of Leases Expiring
         --------------                               -------------------------

         2002 - 2003...........................                   50
         2004 - 2005...........................                   89
         2006 - 2007...........................                   66
         2008 - 2009...........................                   30
         2010 - 2011...........................                   33
         2012 - 2013...........................                   21
         2014 and thereafter...................                   20
                                                                 ---
                         Total..............                     309
                                                                 ===

         The Company leases its warehouse, distribution and office space, aggregating 280,000 square feet, pursuant to a lease which, as amended, expires in 2007. This facility is a modern, one-story industrial building situated on approximately 20 acres in the northeast section of Philadelphia, Pennsylvania. See Item 13. Certain Relationships and Related Transactions.

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

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

         Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 2002.

         The executive officers of the Company, each of whom serves at the discretion of the Board of Directors, are as follows:

Name              Age    Position with Company                                      Officer Since
----              ---    ---------------------                                      -------------
Marvin Rounick    62     Director, President and Chief Executive Officer                1973
Warren Weiner     58     Director, Executive Vice President, Secretary and Treasurer    1973
Allan Laufgraben  63     Senior Vice President, Merchandising                           1995
Barry Vesotsky    56     Vice President, Merchandising                                  1981
Stanley A. Uhr    56     Vice President, Real Estate and Corporate Counsel              1988
Lewis Lyons       48     Vice President, Finance, Chief Financial Officer and
                         Assistant Secretary                                            1992
Stephen P. Smith  42     Vice President - Information Systems                           1998
Joan M. Nolan     49     Controller                                                     1998

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

         Stanley A. Uhr has been employed by the Company since 1987. Since March 1988, he has served as Vice President, Real Estate and Corporate Counsel.

         Lewis Lyons has been employed by the Company since 1990. Since May 1993, he has served as Vice President, Finance and Chief Financial Officer and from October 2, 1995, also as Assistant Secretary.

         Stephen P. Smith has been employed by the Company since 1985. From 1985 to 1994, as a programmer and systems analyst; from 1994 to 1995, as Manager - Information Systems; from 1995 to 1998, as Director - Information Systems and from May 27, 1998, as Vice President - Information Systems.

         Joan M. Nolan has been employed by the Company since November 2, 1998, as Controller. From July 1997 to July 1998, she was an accounting manager with Innovest Group, Inc., and from May 1975 to July 1996, she was Assistant to the Treasurer for Strawbridge & Clothier.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
------  ------------------------------------------------------------------------

Market Information

         The Company's Common Stock is traded on the NASDAQ National Market under the symbol: DEBS.

         The following table sets forth quarterly high and low sales prices for the two most recent fiscal years.

2002                                                 High            Low
----                                                 ----            ---

First Quarter                                       $22.700        $15.500
Second Quarter                                      $24.200        $18.000
Third Quarter                                       $25.750        $19.230
Fourth Quarter                                      $26.850        $22.670


2001                                                 High            Low
----                                                 ----            ---

First Quarter                                       $18.8750       $13.0000
Second Quarter                                       15.1875         8.5000
Third Quarter                                        13.6250         9.6875
Fourth Quarter                                       16.5000        11.1875


Holders

         As of April 10, 2002, there were 209 record holders and approximately 2,732 beneficial holders of the Company's Common Stock.

Dividends

         The Company paid regular quarterly dividends for each of the two most recent fiscal years. The per-share amount of the quarterly dividends paid for fiscal 2001 and the first two quarters of fiscal 2002 was $0.05 and the per-share amount of the quarterly dividends paid for the last two quarters of fiscal 2002 was $0.075. The Company also paid a special one-time dividend of $0.05 per share in the third quarter of fiscal 2002. The Company currently intends to follow a policy of regular quarterly dividends, subject to earnings, capital requirements and the operating and financial condition of the Company, among other factors.

Item 6.  Selected Financial Data
-------  -----------------------

         The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                                                  Deb Shops, Inc. and Subsidiaries
                                                  Consolidated Financial Highlights

                                                                                    Year Ended January 31,
                                                          --------------------------------------------------------------------------
(in thousands, except per share data)                        2002           2001           2000            1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                 $307,582        $287,263       $270,032        $234,724       $205,066
Gross Margin                                               107,257          97,206         92,634          70,710         52,723
Operating Income                                            33,439          34,477         35,566          21,312          8,142
Net Income                                                  23,590          24,841         24,462          15,496          6,637
Net Income Per Common Share - Basic                           1.74            1.85           1.84            1.18            .51
Net Income Per Common Share - Diluted                         1.73            1.83           1.81            1.17            .51
Weighted Average Shares Outstanding - Basic                 13,546          13,379         13,230          13,057         12,845
Weighted Average Shares Outstanding - Diluted               13,629          13,519         13,494          13,215         12,947
Total Assets                                               195,943         172,916        148,271         119,026        103,495
Capital Lease Obligation - Long-Term                           ---             301            741           1,099          1,392
Shareholders' Equity                                       157,958         137,759        114,818          92,157         78,027
Book Value Per Share at Year End                             11.59           10.23           8.61            6.98           6.07
Cash Dividends Declared Per Share of
  Common Stock                                                .325             .20            .20             .20            .20

Not covered by Report of Independent Auditors.


Item 7.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
---------------------------------------------------------------

Forward-Looking Statements

         Deb Shops, Inc. (the "Company") has made in this report, and from time to time may otherwise make, "forward-looking statements" (as that term is defined under federal securities laws) concerning the Company's future operations, performance, profitability, revenues, expenses and financial condition. This report includes, in particular, forward-looking statements regarding store openings, closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company's ability to improve sales and margins, respond to changes in fashion, find suitable retail locations and attract and retain key management personnel. Such factors may also include other risks and uncertainties detailed in the Company's other filings with the Securities and Exchange Commission.

Overview

         The Company operates women's specialty retail apparel stores offering popularly priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus-sized women. The Company also operates Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

         Effective as of September 30, 2001, the Company sold the stock of its subsidiary, Books Management, Inc. ("BMI"). For the eight months ended September 30, 2001, BMI had net sales of $11,897,000 and operating income of $662,000. As a result of the transaction, the Company recorded a nonrecurring pretax loss of $7,381,000 ($4,611,000 net of tax, or a loss per share of ($0.34)).

         Results of operations for the Company for the fiscal years ended January 31, 2002 ("fiscal 2002"), 2001 ("fiscal 2001") and 2000 ("fiscal 2000"), are discussed below on a consolidated basis and separately for the apparel business to provide relevant information concerning the Company's retail apparel store business.


Results of Operations - Consolidated

         Consolidated net sales increased $20,319,000 (7.1%) to $307,582,000 in fiscal 2002 from $287,263,000 in fiscal 2001, and increased $17,232,000 (6.4%)
in fiscal 2001 over fiscal 2000. The increases in fiscal 2002 and 2001 were primarily the result of increased sales in the apparel division.

         The changes in net sales, cost of sales, selling and administrative expenses and operating income are more fully described in the section on the apparel business that follows.

           Other income, principally interest, decreased ($1,364,000) (25.9%) to $3,901,000 in fiscal 2002 from $5,264,000 in fiscal 2001, and increased $1,668,000 (46.4%) in fiscal 2001 over fiscal 2000. Other income is offset by losses on disposition of fixed assets. The decrease in fiscal 2002 was primarily the result of gradually declining interest rates, partially offset by higher cash balances and, to a lesser extent, decreased write-offs from the disposition of fixed assets. The increase in fiscal 2001 was primarily the result of earnings on higher cash balances, gradually rising interest rates and, to a lesser extent, decreased write-offs from the disposition of fixed assets.

         Income before income taxes decreased ($2,401,000) (6.0%) to $37,340,000 in fiscal 2002 from $39,741,000 in fiscal 2001, and increased $579,000 (1.5%) in fiscal 2001 over fiscal 2000. The reduction in fiscal 2002 is the result of the nonrecurring loss from the sale of BMI and a reduction in other income which offset an increase in operating income before the effect of the nonrecurring loss. The improvement in fiscal 2001 is comprised of a decrease in operating income offset by an increase in other income, principally interest. The effective income tax rate was 36.8% for fiscal 2002, 37.5% for fiscal 2001 and 37.5% for fiscal 2000. The effective income tax rates for fiscal 2002, fiscal 2001 and fiscal 2000 are greater than the statutory federal rate, primarily as the result of state income tax expense.

Results of Operations - Apparel Business

         Net sales increased $26,075,000 (9.7%) to $295,685,000 in fiscal 2002 from $269,610,000 in fiscal 2001, and increased $16,931,000 (6.7%) in fiscal
2001 over fiscal 2000. The increase in fiscal 2002 resulted primarily from an increase in the number of stores in operation and, to a lesser extent, from an increase in comparable store sales of 3.8%. The increase in fiscal 2001 resulted primarily from an increase in the number of stores in operation and, to a lesser extent, from an increase in comparable store sales of 1.5%. Management continues to adjust the product mix, pricing and visual merchandising to stimulate sales further.

The following table sets forth certain store information:

                                                                                         Store Data(1)
                                                                                     Year Ended January 31,
                                                                   --------------------------------------------------
                                                                              2002            2001              2000
                                                                              ----            ----              ----
Stores open at end of the year                                                 309             291               285
Average number in operation during the year                                    295             290               276
Average net sales per store (in thousands)                                  $1,002            $930              $916
Average operating income per store (in thousands)                             $138            $121              $128
Comparable store sales(2) - percent change                                    3.8%            1.5%             13.0%

         Cost of sales, including buying and occupancy costs, increased $14,968,000 (8.5%) to $191,784,000 in fiscal 2002 from $176,816,000 in fiscal
2001, and increased $11,923,000 (7.2%) in fiscal 2001 over fiscal 2000. The fiscal 2002 and fiscal 2001 increases in cost of sales, including buying and occupancy costs, are principally due to the increases in net sales. As a percentage of net sales, these costs were 64.9% for fiscal 2002, 65.6% for fiscal 2001 and 65.3% for fiscal 2000. For fiscal 2002, the decreased cost of sales, including buying and occupancy costs, percentage is primarily the result of increased margins. For fiscal 2001, the increased cost of sales, including buying and occupancy costs, percentage is the result of decreased margins principally in the second quarter. Buying and occupancy costs were 15.6%, 15.4% and 15.4% of net sales for the fiscal years 2002, 2001 and 2000, respectively.

         Selling and administrative expenses increased $6,226,000 (11.6%) to $59,780,000 in fiscal 2002 from $53,553,000 in fiscal 2001, and increased $4,814,000 (9.9%) in fiscal 2001 over fiscal 2000. The increases in these expenses for fiscal 2002 and fiscal 2001 are mainly due to increased costs of personnel and benefits, partially resulting from an increase in the number of stores and an increase in average sales per store. As a percentage of net sales, these expenses were 20.2%, 19.9% and 19.3% during fiscal 2002, 2001 and 2000, respectively.

         Depreciation expense decreased ($648,000) to $3,528,000 in fiscal 2002 from $4,176,000 in fiscal 2001, and increased $553,000 in fiscal 2001 over fiscal 2000. The decrease in fiscal 2002 from fiscal 2001 and the increase in fiscal 2001 from fiscal 2000 are principally attributable to the accelerated write-off of leasehold improvements in fiscal 2001.

         Operating income increased $5,529,000 (15.8%) to $40,594,000 in fiscal 2002 from $35,064,000 in fiscal 2001, and decreased ($360,000) (1.0%) in fiscal
2001 from fiscal 2000. As a percentage of net sales, operating income was 13.7% in fiscal 2002, 13.0% in fiscal 2001 and 14.0% in fiscal 2000. In fiscal 2002, the increase in operating income is primarily the result of the increased margins. In fiscal 2001, the decrease in operating income is primarily the result of slower sales growth and a slight decrease in margins.

Liquidity and Capital Resources - Consolidated

         As of January 31, 2002, the Company had cash and cash equivalents of $135,252,000 compared to $111,649,000 as of January 31, 2001, and $90,307,000 as
of January 31, 2000. These funds are invested principally in money market mutual funds and short-term municipal bonds, all of which are fully insured or guaranteed by letters of credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.



----------------------------
(1) Includes Tops 'N Bottoms stores
(2) Comparable store sales includes stores opened for both periods, in the current format and location. A store is added to the comparable store base in its 13 month of operation.

         During the past three fiscal years, the Company internally funded all of its operating needs, including capital expenditures for the opening of new stores and the remodeling of existing stores. Total cash provided by operating activities, for fiscal 2002, 2001 and 2000, was $32,341,000, $28,380,000 and
$30,015,000, respectively. For fiscal 2002, cash provided by operations was the result of net income adjusted for the nonrecurring loss on the sale of BMI and noncash charges for depreciation and amortization and changes in operating assets and liabilities, including an increase in trade accounts payable and taxes payable offset by an increase in merchandise inventories. For fiscal 2001, cash provided by operating activities was the result of the fiscal 2001 net income increased by noncash charges for depreciation and amortization and changes in operating assets and liabilities, including a decrease in prepaid expenses and an increase in trade accounts payable offset by an increase in merchandise inventories. The inventory turnover rate for the apparel business was approximately 3.2, 3.4 and 3.6 times for fiscal 2002, 2001 and 2000, respectively.

         Net cash used in investing activities was $5,256,000, $4,781,000 and $7,520,000 for fiscal 2002, 2001 and 2000, respectively. During these fiscal years, these funds were principally used for the opening of new stores and the remodeling of existing stores and in fiscal 2002 was partially offset by the proceeds from the sale of BMI.

            Net cash used in financing activities was $3,482,000, $2,258,000 and $2,417,000 for fiscal 2002, 2001 and 2000, respectively. During these fiscal years these funds were principally used for the payment of dividends on preferred and common stock, partially offset by the proceeds from the exercise of stock options.

         The Company believes that internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs. The Company leases its retail apparel stores, warehouse and office building for periods ranging from one to 25 years. The future commitments for all noncancelable leases are listed by year in Note E to the consolidated financial statements.

Seasonal Nature of Operations

         Approximately 54% and 69% of the Company's net sales and net income before effect of nonrecurring loss, respectively, for fiscal 2002 occurred during the last six months, as compared to 54% and 72%, respectively, for the prior fiscal year. The last six months include the Back-to-School and Christmas selling seasons. See "Quarterly Financial Information (Unaudited)," and the preceding discussion on "Results of Operations."

Critical Accounting Policies

         Significant accounting policies are described in Note A to the consolidated financial statements, Summary of Significant Accounting Policies. Management does not believe that any of its significant accounting policies require the use of judgments that are inherently subject to significant changes.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
--------  ---------------------------------------------------------

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

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Deb Shops, Inc.


We have audited the accompanying consolidated balance sheets of Deb Shops, Inc. and subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deb Shops, Inc. and subsidiaries at January 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                      ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 6, 2002

                                                  DEB SHOPS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Year Ended January 31,
                                                     -------------------------------------------------------------
                                                          2002                    2001                   2000
------------------------------------------------------------------------------------------------------------------
Net Sales                                             $307,582,342            $287,263,105            $270,031,603
                                                     -------------           -------------           -------------

Costs and Expenses
  Cost of sales, including buying
     and occupancy costs                               200,324,875             190,057,520             177,397,452
  Selling and administrative                            62,511,260              57,992,175              52,927,297
  Depreciation and amortization                          3,925,895               4,736,679               4,141,263
  Nonrecurring loss on sale of
     subsidiary                                          7,381,152                     ---                     ---
                                                     -------------           -------------           -------------
                                                       274,143,182             252,786,374             234,466,012
                                                     -------------           -------------           -------------


Operating Income                                        33,439,160              34,476,731              35,565,591
Other Income, Principally Interest                       3,900,582               5,264,089               3,596,343
                                                     -------------           -------------           -------------


Income Before Income Taxes                              37,339,742              39,740,820              39,161,934
Income Tax Provision                                    13,750,000              14,900,000              14,700,000
                                                     -------------           -------------           -------------
Net Income                                            $ 23,589,742            $ 24,840,820            $ 24,461,934
                                                     =============           =============           =============

Net Income Per Common Share
                            Basic                     $       1.74            $       1.85            $       1.84
                                                     =============           =============           =============
                            Diluted                   $       1.73            $       1.83            $       1.81
                                                     =============           =============           =============

Weighted Average Number of
Common Shares Outstanding
                            Basic                       13,546,132              13,378,666              13,230,490
                                                     =============           =============           =============
                            Diluted                     13,628,621              13,518,653              13,494,006
                                                     =============           =============           =============

See notes to consolidated financial statements.

                                                  DEB SHOPS, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                                                                January 31,
                                                                                ---------------------------------------------
                                                                                           2002                   2001
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                                                            $135,251,663             $111,648,544
  Merchandise inventories                                                                31,041,713               31,017,772
  Prepaid expenses and other                                                              2,863,473                3,154,388
  Deferred income taxes                                                                   1,240,047                1,622,556
                                                                                       ------------              -----------
    Total current assets                                                                170,396,896              147,443,260
                                                                                       ------------              -----------

Property, Plant and Equipment - at cost
  Land                                                                                      150,000                  150,000
  Buildings                                                                               4,347,697                4,347,697
  Leasehold improvements                                                                 39,058,583               35,034,367
  Furniture and equipment                                                                17,025,868               18,357,475
                                                                                         ----------               ----------
                                                                                         60,582,148               57,889,539

  Less accumulated depreciation and amortization                                         41,554,322               40,108,200
                                                                                         ----------               ----------
                                                                                         19,027,826               17,781,339
                                                                                         ----------               ----------
Other Assets
  Goodwill, net of accumulated amortization of $1,303,269
      in 2001                                                                                    --                2,075,813
  Deferred income taxes                                                                   4,306,068                3,903,101
  Other                                                                                   2,212,223                1,712,223
                                                                                          ---------                ---------
    Total other assets                                                                    6,518,291                7,691,137
                                                                                          ---------                ---------
                                                                                       $195,943,013             $172,915,736
                                                                                       ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                                                $24,222,316             $ 20,624,227
  Accrued expenses and other                                                              9,417,972               10,916,404
  Income taxes payable                                                                    4,344,448                3,314,659
                                                                                         ----------             ------------
    Total current liabilities                                                            37,984,736               34,855,290
                                                                                         ----------             ------------
Capital Lease Obligation                                                                         --                  301,117
                                                                                         ----------             ------------

Shareholders' Equity
  Series A Preferred stock, par value $1.00 per share:
    Authorized - 5,000,000 shares
       Issued and outstanding - 460 shares,
       liquidation value $460,000                                                               460                      460
  Common stock, par value $.01 per share:
    Authorized - 50,000,000 shares
    Issued - 15,688,290 shares                                                              156,883                  156,883
  Additional paid-in capital                                                              5,864,790                5,864,790
  Retained earnings                                                                     164,732,974              145,495,311
                                                                                        -----------              -----------
                                                                                        170,755,107              151,517,444

Less common treasury shares, at cost -
  2002: 2,063,390; 2001: 2,218,390                                                       12,796,830               13,758,115
                                                                                         ----------               ----------
                                                                                        157,958,277              137,759,329
                                                                                        -----------              -----------
                                                                                       $195,943,013             $172,915,736
                                                                                       ============             ============

See notes to consolidated financial statements.

                                                  DEB SHOPS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                    Additional
                                                          Preferred    Common        Paid-In        Retained         Treasury
                                                            Stock       Stock        Capital        Earnings           Stock
                                                         ------------------------------------------------------------------------
Balance January 31, 1999                                    $460       $156,883     $5,541,944    $101,844,410      ($15,387,113)
Net income                                                                                          24,461,934
Dividends on preferred stock ($120 per share)                                                          (55,200)
Dividends on common stock ($.20 per share)                                                          (2,651,029)
Stock options exercised                                                                               (209,259)          791,849
Tax benefit from exercise of stock options                                             322,846
                                                         ------------------------------------------------------------------------
Balance January 31, 2000                                     460        156,883      5,864,790     123,390,856       (14,595,264)
Net income                                                                                          24,840,820
Dividends on preferred stock ($120 per share)                                                          (55,200)
Dividends on common stock ($.20 per share)                                                          (2,680,130)
Stock options exercised                                                                                 (1,035)          837,149
                                                         ------------------------------------------------------------------------
Balance January 31, 2001                                     460        156,883      5,864,790     145,495,311       (13,758,115)
Net income                                                                                          23,589,742
Dividends on preferred stock ($120 per share)                                                          (55,200)
Dividends on common stock ($.325 per share)                                                         (4,410,593)
Stock options exercised                                                                                113,714           961,285
                                                         ------------------------------------------------------------------------
Balance January 31, 2002                                    $460       $156,883     $5,864,790    $164,732,974      ($12,796,830)
                                                            ====       ========     ==========    ============      ============

See notes to consolidated financial statements.

                                                  DEB SHOPS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended January 31,
                                                                   ---------------------------------------------------
                                                                       2002                  2001             2000
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net income                                                       $ 23,589,742          $ 24,840,820      $24,461,934
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                    3,925,895             4,736,679        4,141,263
     Deferred income provision (benefit)                                 13,000               (56,000)      (1,258,000)
     Loss on retirement of property, plant and
        Equipment                                                       116,274               199,570          222,912
     Nonrecurring loss on sale of subsidiary                          4,611,152                   ---              ---
  Changes in operating assets and liabilities,
     net of disposition of BMI:
     (Increase) in merchandise inventories                           (8,073,992)           (4,467,339)      (2,616,278)
     Decrease (increase) in prepaid expenses & other                    164,556             1,064,849       (2,135,952)
     Increase in trade accounts payable                               5,550,856             3,128,250        1,405,369
     (Decrease) increase in accrued expenses & other                 (1,361,967)             (455,946)       4,274,032
     Increase (decrease) in income taxes payable                      3,805,517              (610,881)       1,520,177
                                                                   ------------          ------------      -----------
     Net cash provided by operating activities                       32,341,033            28,380,002       30,015,457
                                                                   ------------          ------------      -----------

Cash flows from investing activities:
  Purchases of property, plant and equipment                         (6,264,862)           (4,780,694)      (7,519,855)
  Proceeds from sale of subsidiary, net of cash retained              1,008,769                   ---              ---
                                                                   ------------          ------------      -----------
     Net cash used in investing activities                           (5,256,093)           (4,780,694)      (7,519,855)
                                                                   ------------          ------------      -----------

Cash flows from financing activities:
  Preferred stock cash dividends paid                                   (55,200)              (55,200)         (55,200)
  Common stock cash dividends paid                                   (4,062,220)           (2,680,130)      (2,651,029)
  Proceeds from exercise of stock options                             1,074,999               836,114          582,590
  Principal payments under capital lease obligation                    (439,400)             (358,782)        (292,956)
                                                                   ------------          ------------      -----------
     Net cash used in financing activities                           (3,481,821)           (2,257,998)      (2,416,595)
                                                                   ------------          ------------      -----------


 Increase in cash and cash equivalents                               23,603,119            21,341,310       20,079,007
 Cash and cash equivalents at beginning of year                     111,648,544            90,307,234       70,228,227
                                                                   ------------          ------------      -----------
 Cash and cash equivalents at end of year                          $135,251,663          $111,648,544      $90,307,234
                                                                   ============          ============      ===========

Supplemental disclosures of cash flow information:
 Cash paid during the year for:

    Interest on capital lease obligation                           $    110,600          $    191,215      $   257,044
    Income taxes, net                                              $ 12,117,156          $ 13,805,344      $14,171,761



See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The consolidated financial statements of Deb Shops, Inc. (the "Company") include the accounts of the Company and its subsidiaries, after elimination of all intercompany transactions and accounts.

Background: The Company retails popularly priced fashion apparel for junior and plus-sized females and males through 309 stores. The Company's stores are located in regional malls and strip shopping centers principally located in the east and midwest regions of the country.

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

Property, Plant and Equipment: The provisions for depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of ten years or the remaining term of the lease. Furniture and equipment is depreciated over the lesser of seven years or the remaining term of the lease. Gain or loss on disposition of property, plant and equipment is included in other income. Depreciation and amortization of property, plant and equipment, which includes depreciation on a capitalized lease asset, was $3,783,000, $4,522,000 and $3,927,000, for the years ended January 31, 2002, 2001 and 2000, respectively.

Cost of Sales: Cost of sales includes the cost of merchandise, buying (including freight costs) and occupancy costs. The cost of handling merchandise is included in selling and administrative costs.

Statements of Cash Flows: The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents. Included in cash and cash equivalents at January 31, 2002 is $133,446,000 of investments in money market mutual funds and short-term municipal bonds. They are carried at cost, which approximates market.

Reclassifications: Certain amounts from prior periods have been reclassified to conform with the current presentation.

- B - NONRECURRING ITEMS

Effective September 30, 2001, the Company sold the stock of its subsidiary, Books Management, Inc. ("BMI"). For the eight months ended September 30, 2001, BMI had net sales of $11,897,000 and operating income of $662,000. As a result of the transaction, the Company recorded a nonrecurring pretax loss of $7,381,000 ($4,611,000 net of tax, or a loss per share of ($0.34)).

- C - EARNINGS PER SHARE


         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

                                                           Year Ended January 31,
                                      -------------------------------------------------------------
                                          2002                     2001                      2000
                                      -------------------------------------------------------------
Net income                            $23,589,742              $24,840,820              $24,461,934

Dividends on preferred stock              (55,200)                 (55,200)                 (55,200)
                                      -------------------------------------------------------------

Income  available to
    common shareholders               $23,534,542              $24,785,620              $24,406,734
                                      ===========              ===========              ===========

Basic weighted average
     number of common
     shares outstanding                13,546,132               13,378,666               13,230,490


Effect of dilutive stock options           82,489                  139,987                  263,516
                                      -------------------------------------------------------------
Diluted weighted average
     number of common
     shares outstanding                13,628,621               13,518,653               13,494,006
                                      ===========              ===========              ===========

- D - INCOME TAXES


         Income tax provision consists of the following components:

                                                                        Year Ended January 31,
                                                  ------------------------------------------------------
                                                     2002                 2001                  2000
--------------------------------------------------------------------------------------------------------
Current:
Federal........................................   $12,132,000          $13,200,000           $13,558,000
State............................................   1,605,000            1,756,000             2,400,000
                                                  -----------          -----------           -----------
                                                   13,737,000           14,956,000            15,958,000
                                                  -----------          -----------           -----------
Deferred:
Federal........................................        10,000              (49,000)           (1,058,000)
State............................................       3,000               (7,000)             (200,000)
                                                  -----------          -----------           -----------
                                                       13,000              (56,000)           (1,258,000)
                                                  -----------          ------------          ------------
                                                  $13,750,000          $14,900,000           $14,700,000
                                                  ===========          ===========           ===========

         A reconciliation of the Company's effective income tax rate with the statutory federal rate follows:

                                                                      Year Ended January 31,
                                                    ------------------------------------------------------
                                                       2002                   2001                2000
----------------------------------------------------------------------------------------------------------
Tax provision at statutory rate                     $13,069,000           $13,909,000          $13,721,000
State income taxes, net of federal tax                1,045,000             1,128,000            1,464,000
Other                                                  (364,000)             (137,000)            (485,000)
                                                    -----------           -----------          -----------
                                                    $13,750,000           $14,900,000          $14,700,000
                                                    ===========           ===========          ===========

         Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. The components of deferred tax assets and liabilities are as follows:

                                                                      January 31,
                                                        ----------------------------------------
                                                           2002                         2001
------------------------------------------------------------------------------------------------
Deferred Tax Assets

         Uniform cost capitalization                    $   746,000                  $   674,000
         Deferred rent                                      174,000                      245,000
         Depreciation and amortization                    4,340,000                    3,757,000
         Accrued expenses and other                         605,000                    1,106,000
                                                        -----------                  -----------
                                                          5,865,000                    5,782,000
Deferred Tax Liabilities

         Prepaid expenses                                  (286,000)                    (256,000)
         Other                                             ( 33,000)                         ---
                                                        -----------                  -----------
                                                           (319,000)                    (256,000)
                                                        -----------                  -----------
                                                        $ 5,546,000                  $ 5,526,000
                                                        ===========                  ===========

- E - LEASES

         The Company leases all of its retail apparel stores for periods ranging from one to 25 years, including renewal options. In most instances, the Company pays real estate taxes, insurance and maintenance costs on the leased properties and contingent rentals based upon a percentage of sales. The warehouse and office building occupied by the Company is leased from a partnership whose partners include three of the Company's directors including the President and Executive Vice President.

         The warehouse and office building lease has a net book value of $33,000 at January 31, 2002 and is accounted for as a capital lease with net minimum rental commitments of $301,000 included in accrued expenses and other. The lease term is 20 years and requires the Company to pay annual rents, all real estate taxes, utilities and maintenance costs. Asset amounts are included in buildings and improvements and are depreciated over 20 years. The lease was originally scheduled to expire on June 14, 2002, however, the Company has entered into an amendment which extends the lease for a period of five years through June 14, 2007. This extension will be accounted for as an operating lease upon the expiration of the initial term of the existing lease.

         Interest expense related to the capital lease obligation amounted to $111,000, $191,000 and $257,000 for the years ended January 31, 2002, 2001 and
2000, respectively, and is included in selling and administrative expenses.


         Future minimum rental commitments for all noncancelable leases at January 31, 2002 are as follows:
                                                                Operating
                                                                 Leases
--------------------------------------------------------------------------------


2003....................................                      $ 21,701,000
2004....................................                        20,409,000
2005....................................                        17,891,000
2006....................................                        15,660,000
2007....................................                        14,381,000
Thereafter...........................                           45,944,000
                                                              ------------


Total minimum rental commitments                              $135,986,000
                                                              ============


         Total rental expense under operating leases amounted to $25,135,000, $23,102,000 and $21,624,000 in fiscal 2002, 2001 and 2000, respectively. Such amounts include contingent rentals based upon a percentage of sales of $2,532,000, $2,370,000 and $2,729,000 in fiscal 2002, 2001 and 2000, respectively.

- F- STOCK OPTION PLAN


         In February 2002, the Company adopted the Deb Shops, Inc. Incentive Stock Option Plan As Amended and Restated Effective January 1, 2002 (the "Plan"). The Board of Directors, together with the Company's Stock Option Committee and Compensation Committees administer the Plan. Under the Plan, options to purchase up to 3,000,000 shares of the Company's common stock, par value $.01 per share, may be granted to employees or non-employee directors on the basis of contributions to the operations of the Company. The price payable for the shares of common stock under each stock option will be fixed by the Board or the applicable Committee at the time of grant, but will be no less than 100% of the fair market value of the Company's common stock at the time the stock option is granted. Options are exercisable commencing one year after the date of grant, subject to such vesting requirements as the Board or the applicable Committee may specify. The granted options expire through January 2004. There were 2,155,000 shares reserved for future grant under the Plan as of January 31, 2002.

                                                                                        Weighted Average
                                                                             Shares      Exercise Price
                                                                            --------    ----------------
Outstanding, January 31, 1999.......................................         495,800          6.11
           Exercised during period..................................        (140,800)        (4.71)
                                                                            --------         -----

Outstanding, January 31, 2000.......................................         355,000          6.11
         Canceled during period.....................................          (5,000)        (7.00)
         Exercised during period....................................        (135,000)        (6.19)
                                                                            --------         -----


Outstanding, January 31, 2001.......................................         215,000          6.95
         Exercised during period....................................        (155,000)        (6.94)
                                                                            --------         -----

Outstanding, January 31, 2002.......................................          60,000         $7.00
                                                                            ========         =====

                          Outstanding Options                       Exercisable Options
                          -------------------                       -------------------
                                               Remaining
           Exercise                            Contractual                       Exercise
           Price               Number          Life                 Number       Price
           --------            ------          -----------          ------       --------
             $7.00             60,000           2.0 years           60,000        $7.00


         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for the Plan. In 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair-value-based method of accounting for stock-based compensation plans.

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The model uses the following assumptions: risk-free interest rate of 4.2%, a volatility factor of 41.7%, expected dividend yield of 2.9%, and an expected life of five years for the options. For purposes of pro forma disclosure, the estimated fair value of the options, $2.34 for the fiscal 1999 grants, is amortized to expense over the assumed vesting period of the options.


         Had the Company recognized compensation cost for the Plan consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per common share would have been adjusted to the following pro forma amounts:

                                                                         Year Ended January 31,
                                                       ------------------------------------------------------------
                                                              2002                2001                 2000
                                                              ----                ----                 ----
 Pro forma net income                                  $23,589,742         $24,649,623          $24,123,119
 Pro forma basic net income
           per common share                            $      1.74         $      1.84          $      1.82
 Pro forma diluted net income
           per common share                            $      1.73         $      1.83          $      1.79

- G- COMMITMENTS AND CONTINGENCIES

         The Company has an unsecured line of credit in the amount of $20,000,000 at January 31, 2002. Of this amount, $674,000 was outstanding as letters of credit for the purchase of inventory.

         The Company entered into an employment agreement with a key employee during fiscal 1996, which was modified and extended in fiscal 1999 and provides for a base salary plus a bonus of 4% of the improvement in the operating results of the apparel business. The bonus was applicable through fiscal 2002. The Company also entered into a bonus agreement with a key employee during fiscal 1996 which provides for a bonus of 2% of the improvement in operating results of the apparel business. Bonuses of $332,000 and $450,000, in the aggregate, were earned under the agreements for fiscal 2002 and 2000, respectively. The fiscal 2002 amount is included in accrued expenses on the accompanying consolidated balance sheet as of January 31, 2002. During fiscal 2002, the Company entered into a new employment agreement with this key employee and an agreement with another key employee. One provides for a base salary plus a bonus of 4% of the improvement in the operating results of the apparel business. The other provides for a base salary plus a bonus of 2% of the improvement in the operating results of the apparel business. The agreements are applicable through fiscal 2007.

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

                                 Deb Shops, Inc.
                         Quarterly Financial Information
                                   (Unaudited)

                                                      First            Second            Third            Fourth
(amounts in thousands except per share data)         Quarter           Quarter          Quarter           Quarter
------------------------------------------------------------------------------------------------------------------
Net sales
  2002                                                $70,011          $72,490           $80,465           $84,616
  2001                                                $64,985          $66,019           $73,248           $83,012

Cost of sales, including buying
  and occupancy costs
  2002                                                $51,097          $47,523           $57,917           $43,788
  2001                                                $47,408          $44,660           $52,471           $45,519

Net income (loss)
  2002                                                $ 2,974          $ 5,788          ($   289)          $15,117
  2001                                                $ 2,611          $ 4,466           $ 3,946           $13,817

Basic net income (loss) per share
  2002                                                $   .22          $   .43          ($   .02)          $  1.11
  2001                                                $   .19          $   .33           $   .29           $  1.03

Diluted net income (loss) per share
  2002                                                $   .22          $   .42          ($   .02)          $  1.11
  2001                                                $   .19          $   .33           $   .29           $  1.02

Cash dividends declared per common share
  2002                                                $   .05          $   .125          $  .075           $  .075
  2001                                                $   .05          $   .05           $   .05           $   .05

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

         The required information with respect to each director is contained in the Company's Definitive Proxy Statement in connection with its Annual Meeting to be held on May 30, 2002, which is incorporated in this Annual Report on Form 10-K by reference.

         The required information with respect to each executive officer is contained at the end of Part I of this Annual Report on Form 10-K.


Item 11.  Executive Compensation
--------  ----------------------

         The required information with respect to executive compensation is contained in the Company's Definitive Proxy Statement in connection with its Annual Meeting to be held on May 30, 2002, which is incorporated in this Annual Report on Form 10-K by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

         The required information with respect to security ownership of certain beneficial owners and management is contained in the Company's Definitive Proxy Statement in connection with its Annual Meeting to be held on May 30, 2002, which is incorporated in this Annual Report on Form 10-K by reference.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The required information with respect to certain relationships and related transactions is contained in the Company's Definitive Proxy Statement in connection with its Annual Meeting to be held on May 30, 2002, which is incorporated in this Annual Report on Form 10-K by reference.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------   ---------------------------------------------------------------


Financial Statements and Financial Statement Schedules


                           Document                                   Page(s)
                           --------                                   -------

         Report of independent auditors.............................   12

         Consolidated statements of operations for
         the years ended January 31, 2002, 2001 and 2000...            13

         Consolidated balance sheets as of January 31,
         2002 and 2001..............................................   14

         Consolidated statements of shareholders'
         equity for the years ended January 31, 2002,
         2001 and 2000..............................................   15

         Consolidated statements of cash flows for the
         years ended January 31, 2002, 2001 and 2000................   16

         Notes to consolidated financial statements.................   17-23

         Selected quarterly financial information (unaudited)
         for the years ended January 31, 2002 and 2001..............   24


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

         Exhibits identified with an asterisk below denotes a management contract or executive compensatory plan or arrangement.

     Exhibit No.          Description of Document
     -----------          -----------------------

         3-1 Restated Articles of Incorporation of the Company, as amended through May 29, 1984 (1992 Form 10-K, Exhibit 3-1)

         3-2 By-Laws of the Company, as amended through July 19, 1990 (1993 Form 10-K, Exhibit 3-2)

         10-1 Lease Agreement for property located at 9401 Blue Grass Road, Philadelphia, Pennsylvania 19114 (Registration No. 2-82222, Exhibit 10-1)

         10-1.1 Amendment of Lease Agreement dated January 3, 1999 for property Located at 9401 Blue Grass Road, Philadelphia, Pennsylvania 19114 (2000 Form 10-K,
                          Exhibit 10-1.1)

         10-2.1 * Insurance Policy for Marvin Rounick and Judy Rounick (1993 Form 10-K, Exhibit 10-14.1)

         10-2.2 * Split Dollar Insurance Agreement dated July 31, 1987 between the Company and Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 (1993 Form 10-K, Exhibit 10-14.2)

         10-2.3           * Collateral Assignment dated July 31, 1987 from
                          Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986, as assignor, and the Company, as assignee (1993 Form 10-K, Exhibit 10-14.3)

         10-2.4 * Agreement of Settlement and General Release dated May 5, 1998 between Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 and the Manufacturers Life Insurance Company (Form 10-Q for the quarter ended October 31, 1999, Exhibit 10-14.4)

     Exhibit No.           Description of Document
     -----------           -----------------------

         10-2.5 * Amended and Restated Split Dollar Insurance Agreement dated July 31, 1998 between the Company and Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 (Form 10-Q for the quarter ended October 31, 1999, Exhibit 10-14.5)

         10-2.6 * Amended and Restated Collateral Assignment dated July 31, 1998 from Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 (Form 10-Q for the quarter ended October 31, 1999, Exhibit 10-14.6)

         10-3.1 * Life Insurance Policy for Warren Weiner and Penny Weiner (1993 Form 10-K, Exhibit 10-15.1)

         10-3.2 * Split Dollar Insurance Agreement dated July 31, 1987 between the Company and Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 (1993 Form 10-K, Exhibit 10-15.2)

         10-3.3 * Collateral Assignment dated July 31, 1987 from Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986, as assignor, and the Company, as assignee (1993 Form 10-K, Exhibit 10-15.3)

         10-3.4 * Agreement of Settlement and General Release dated May 5, 1998 between Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 and the Manufacturers Life Insurance Company (Form 10-Q for the quarter ended October 31, 1999, Exhibit 10-15.4)

         10-3.5 * Amended and Restated Split Dollar Insurance Agreement dated July 31, 1998 between the Company and Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 (Form 10-Q for the quarter ended October 31, 1999, Exhibit 10-15.5)

         10-3.6 * Amended and Restated Collateral Assignment dated July 31, 1998 from Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 (Form 10-Q for the quarter ended October 31, 1999, Exhibit 10-15.6)

         10-4 * Deb Shops, Inc. Premium Conversion Plan (1996 Form 10-K, Exhibit 10-19)

         10-4.1 * Amendment No. I to Deb Shops, Inc. Premium Conversion Plan (1998 Form 10-K, Exhibit 10-19.1)

         10-5.1 * Deb Shops, Inc. Incentive Stock Option Plan, As Amended and Restated Effective January 1, 2002 (filed herewith)

     Exhibit No.           Description of Document
     -----------           ------------------------

         10-6 * Employment Agreement dated December 20, 2001 between the Company and Allan Laufgraben (filed herewith)

         10-7 * Employment Agreement dated December 20, 2001 between the Company and Barry Vesotsky (filed herewith)

         21                Subsidiaries of the Company

         23                Consent of Ernst & Young  LLP


Reports on Form 8-K
-------------------

         There were no reports on Form 8-K for the quarter ended January 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City and County of Philadelphia, Commonwealth of Pennsylvania, on April 29, 2002.

                                                   DEB SHOPS, INC.
                                                   (Registrant)

                                                   By: /s/ Marvin Rounick
                                                       -------------------------
                                                       Marvin Rounick, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


   /s/ Marvin Rounick                                            April 29, 2002
-----------------------------------------------------------------
Marvin Rounick, President,
  Chief Executive Officer and Director
  (Principal Executive Officer)


   /s/ Warren Weiner                                             April 29, 2002
-----------------------------------------------------------------
Warren Weiner, Executive Vice President,
  Secretary, Treasurer and Director


   /s/ Jack Rounick                                              April 29, 2002
-----------------------------------------------------------------
Jack A. Rounick, Assistant Secretary
  and Director


   /s/ Ivan Inerfeld                                             April 29, 2002
-----------------------------------------------------------------
Ivan Inerfeld, Director


   /s/ Barry H. Feinberg                                         April 29, 2002
-----------------------------------------------------------------
Barry H. Feinberg, Director


   /s/ Barry H. Frank                                            April 29, 2002
-----------------------------------------------------------------
Barry H. Frank, Esq., Director


   /s/ Lewis Lyons                                               April 29, 2002
-----------------------------------------------------------------
Lewis Lyons, Vice President, Finance,
 Chief Financial Officer and Assistant Secretary


   /s/ Joan M. Nolan                                             April 29, 2002
-----------------------------------------------------------------
Joan M. Nolan
Controller