Form 10-Q
period 2002-04-30
DEB SHOPS INC
filed 2002-06-14
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 April 30, 2002
                              --------------------------------------------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ____________________

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

                                Yes __X__           No ________

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.01                             13,684,900
----------------------------                ------------------------------------
         (Class)                              (Outstanding at April 30, 2002)

                        DEB SHOPS, INC. AND SUBSIDIARIES







                                    I N D E X
                                    ---------







                                                                                     Page
                                                                                     ----
PART I. Item 1. Financial Information:

                Consolidated Balance Sheets -                                          1
                April 30, 2002 and January 31, 2002

                Consolidated Statements of Operations                                  2
                Three Months Ended April 30, 2002 and 2001

                Consolidated Statements of Cash Flows -                                3
                Three Months Ended April 30, 2002 and 2001

                Notes to Consolidated Financial Statements -                           4
                April 30, 2002

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations - April 30, 2002                             5-7

        Item 3. Quantitative and Qualitative Disclosures About                         7
                Market Risk


PART II.        Other Information                                                      8

                                     DEB SHOPS, INC. & SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)
                                                                          APRIL 30,         JANUARY 31,
                                                                            2002               2002
----------------------------------------------------------------------- ------------       ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                             $138,969,493       $135,251,663
  Merchandise inventories                                                 24,716,400         31,041,713
  Prepaid expenses and other                                               3,186,599          2,863,473
  Deferred income taxes                                                    1,324,754          1,240,047
                                                                        ------------       ------------
    Total Current Assets                                                 168,197,246        170,396,896
                                                                        ------------       ------------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                                                       150,000            150,000
  Buildings                                                                4,347,697          4,347,697
  Leasehold improvements                                                  39,986,774         39,058,583
  Furniture and equipment                                                 17,108,528         17,025,868
                                                                        ------------       ------------
                                                                          61,592,999         60,582,148
  Less accumulated depreciation
    and amortization                                                      42,277,909         41,554,322
                                                                        ------------       ------------
                                                                          19,315,090         19,027,826
                                                                        ------------       ------------

OTHER ASSETS

  Deferred income taxes                                                    4,326,361          4,306,068
  Other                                                                    2,212,223          2,212,223
                                                                        ------------       ------------
    Total Other Assets                                                     6,538,584          6,518,291
                                                                        ------------       ------------
                                                                        $194,050,920       $195,943,013
                                                                        ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                                 $22,894,729       $ 24,222,316
  Accrued expenses and other                                               9,526,180          9,417,972
  Income taxes payable                                                     1,007,806          4,344,448
                                                                        ------------       ------------
    Total Current Liabilities                                             33,428,715         37,984,736
                                                                        ------------       ------------



Shareholders' Equity
  Series A Preferred Stock, par value $1.00
   a share:
   Authorized - 5,000,000 shares
   Issued and outstanding - 460 shares,
    liquidation value $460,000                                                   460                460
  Common Stock, par value $.01 a share:
    Authorized - 50,000,000 shares
    Issued shares - April 30, 2002: 15,688,290;
      January 31, 2002: 15,688,290                                           156,883            156,883
  Additional paid in capital                                               5,864,790          5,864,790
  Retained earnings                                                      167,024,792        164,732,974
                                                                        ------------       ------------
                                                                         173,046,925        170,755,107

  Less common treasury shares, at cost -
    April 30, 2002: 2,003,390;
    January 31, 2002: 2,063,390                                           12,424,720         12,796,830
                                                                        ------------       ------------
                                                                         160,622,205        157,958,277
                                                                        ------------       ------------
                                                                        $194,050,920       $195,943,013
                                                                        ============       ============


See notes to consolidated financial statements.

                            DEB SHOPS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                       (Unaudited)





                                                         Three Months Ended April 30,
                                                       --------------------------------
                                                          2002                 2001
                                                          ----                 ----
Net Sales                                              $76,964,343          $70,011,488
                                                       -----------          -----------



Costs and Expenses
  Cost of Sales, Including
    Buying and Occupancy Costs                          55,628,532           51,096,698
  Selling and Administrative                            15,752,090           14,498,479
  Depreciation and Amortization                            922,463              967,795
                                                       -----------          -----------
                                                        72,303,085           66,562,972
                                                       -----------          -----------


Operating Income                                         4,661,258            3,448,516
Other Income, Principally Interest                         592,840            1,305,544
                                                       -----------          -----------


Income Before Income Taxes                               5,254,098            4,754,060
Income Taxes                                             1,970,000            1,780,000
                                                       -----------          -----------

Net Income                                             $ 3,284,098          $ 2,974,060
                                                       ===========          ===========

Net Income  Available Per Common Share
                               Basic                   $      0.24          $      0.22
                                                       ===========          ===========
                               Diluted                 $      0.24          $      0.22
                                                       ===========          ===========

Cash Dividend Declared
  Per Common Share                                     $     0.075          $      0.05
                                                       ===========          ===========

Weighted Average Number of
  Common Shares Outstanding
                               Basic                    13,633,593           13,507,684
                                                       ===========          ===========
                               Diluted                  13,804,991           13,611,512
                                                       ===========          ===========




                 See notes to consolidated financial statements.

                                              DEB SHOPS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)





                                                                                           Three Months Ended April 30,
                                                                                       ------------------------------------
                                                                                           2002                   2001
                                                                                           ----                   ----
Cash flows provided by operating activities:
  Net income                                                                           $  3,284,098            $  2,974,060
  Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                                                         922,463                 967,795
      Deferred income tax (benefit)                                                        (105,000)                (92,500)
      Loss on retirement of property, plant and equipment                                       571                      21
      Change in assets and liabilities:
         Decrease in merchandise inventories                                              6,325,313               1,622,806
        (Increase) in prepaid expenses and other                                           (323,126)               (147,003)
        (Decrease) in trade accounts payable                                             (1,327,587)               (725,501)
        Increase (decrease) in accrued expenses and other                                   284,376                (685,722)
        (Decrease) in income taxes payable                                               (3,336,642)             (1,584,027)
                                                                                       ------------            ------------
        Net cash provided by operating activities                                         5,724,466               2,329,929
                                                                                       ------------            ------------

Cash flows (used in) investing activities:
  Purchase of property, plant and equipment, net                                         (1,210,298)               (531,073)
                                                                                       ------------            ------------
        Net cash (used in) investing activities                                          (1,210,298)               (531,073)
                                                                                       ------------            ------------

Cash flows (used in) financing activities:
      Preferred stock cash dividends paid                                                   (13,800)                (13,800)
      Common stock cash dividends paid                                                   (1,021,868)               (677,745)
      Proceeds from exercise of stock options                                               420,000                 585,000
      Principal payments under capital lease obligations                                   (180,670)               (109,850)
                                                                                       ------------            ------------
        Net cash (used in) financing activities                                            (796,338)               (216,395)
                                                                                        -----------            ------------

Increase in cash and cash equivalents                                                     3,717,830               1,582,461
Cash and cash equivalents at beginning of period                                        135,251,663             111,648,544
                                                                                       ------------            ------------
Cash and cash equivalents at end of period                                             $138,969,493            $113,231,005
                                                                                       ============            ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
    Income taxes, net                                                                  $  5,202,139            $  3,456,527


See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2002

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the first quarter and the third quarter cost of goods sold and inventories are estimated based on the use of the gross profit method. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002. The Balance Sheet at January 31, 2002 has been derived from the audited financial statements at that date.

NOTE B - NET INCOME PER SHARE

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

                                                                              Three Months Ended April 30,
                                                                                 2002              2001
                                                                             -----------        -----------
                   Net income                                                $ 3,284,098        $ 2,974,060

                   Dividends on preferred stock                                  (13,800)           (13,800)
                                                                             -----------        -----------

                   Income available to
                       common shareholders                                   $ 3,270,298        $ 2,960,260
                                                                             ===========        ===========

                   Basic weighted average
                       number of common
                       shares outstanding                                     13,633,593         13,507,684

                   Effect of dilutive stock options                              171,398            103,828
                                                                             -----------        -----------

                   Diluted weighted average
                       number of common
                       shares outstanding                                     13,804,991         13,611,512
                                                                             ===========        ===========

Item 2.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         Deb Shops, Inc. ("The Company") has made in this report, and from time to time may otherwise make, "forward-looking statements" (as that term is defined under federal securities laws) concerning the Company's future operations, performance, profitability, revenues, expenses and financial condition. This report includes, in particular, forward-looking statements regarding store openings, closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company's ability to improve margins, respond to changes in fashion, find suitable retail locations and the Company's ability to attract and retain key management personnel. Such factors may also include other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002.

Overview

         The Company operates 318 women's specialty apparel retail stores offering moderately priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sized young women. The Company also operates seven Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

         Effective September 30, 2001, the Company sold the stock of its subsidiary, Books Management, Inc. ("BMI"). For the three months ended April 30, 2001, BMI had net sales of $2,981,000 and an operating (loss) of ($146,000). As a result of the transaction, the Company recorded a non-recurring pretax loss of $7,381,152 ($4,611,152, net of tax or, a loss per share of ($0.34)) in the quarter ended October 31, 2001.

         Results of operations for the Company for the three months ended April 30, 2002 are discussed below on a consolidated basis. Results of operations for the three months ended April 30, 2001 are discussed below on a consolidated basis and separately for the "Apparel Business" to provide relevant information concerning the Company's retail apparel store business.

Results of Operations - Consolidated

         Consolidated net sales increased $6,953,000 (9.9%) to $76,964,000 in the three months ended April 30, 2002 from $70,011,000 in the three months ended April 30, 2001, and increased $5,027,000 (7.7%) in the three months ended April 30, 2001 from the three months ended April 30, 2000. The increases in the three months ended April 30, 2002 and 2001 were primarily the result of increased comparable apparel store sales.

         The changes in net sales, cost of sales, selling and administrative expense and net income are more fully described in the section on "Apparel Business" that follows.

         Other income, principally interest, decreased ($713,000) (54.6%) to $593,000 in the three months ended April 30, 2002 from $1,306,000 in the three months ended April 30, 2001 and increased $174,000 (15.4%) in the three months ended April 30, 2001 from the three months ended April 30, 2000. Interest income is offset by losses on the disposition of fixed assets. The decrease in the three months ended April 30, 2002 was primarily the result of earnings on higher cash balances, offset by lower interest rates. The increase in the three months ended April 30, 2001 was primarily the result of earnings on higher cash balances.

         Income before income taxes increased $500,000 (10.5%) to $5,254,000 in the three months ended April 30, 2002 from $4,754,000 in the three months ended April 30, 2001 and increased $508,000 (12.0%) from the three months ended April 30, 2000. The improvement for the three months ended April 30, 2002 and 2001 was primarily comprised of an increase in the business sales and partially from an increase in apparel business margins, and to a lesser extent from an increase in the store count.

Results of Operations - Apparel Business

         Net sales increased $9,934,000 (14.8%) to $76,964,000 in the three months ended April 30, 2002 from $67,031,000 in the three months ended April 30, 2001 and increased $5,038,000 (8.1%) to $67,031,000 in the three months ended April 30, 2001 from $61,993,000 in the three months ended April 30, 2000. The increases in net sales in the three months ended April 30, 2002 and 2001 resulted primarily from increased customer acceptance of the Company's products, which is attributed to the Company's continual refining of its focus on its younger customers, in addition to continuing efforts to improve visual merchandising.

         The following table sets forth certain store information.

                                                       Store Data(1)
                                                Three Months Ended April 30,
                                                ----------------------------

                                                    2002           2001
                                                    ----           ----

Stores open at end of the period                     316            295
Average number in operation during the period        315            293
Average net sales per store (in thousands)          $244           $229
Average operating income                            $ 14           $ 12
    per store (in thousands)
Comparable Store Sales(2) - Percent Change           6.2%           3.4%


         Cost of sales, including buying and occupancy costs, increased $6,755,000 (13.8%) to $55,625,000 in the three months ended April 30, 2002 from
$48,870,000 in the three months ended April 30, 2001 and increased $3,656,000 (8.1%) in the three months ended April 30, 2001 from the three months ended April 30, 2000. The increases in the three months ended April 30, 2002 and 2001 were principally due to the increases in sales during the periods. As a percentage of net sales, these costs were 72.3% and 72.9% for the three months ended April 30, 2002 and 2001, respectively. Buying and occupancy costs were 15.8% and 16.2% for the three months ended April 30, 2002 and 2001, respectively.

         Selling and administrative expenses increased $2,031,000 (14.8%) to $15,748,000 in the three months ended April 30, 2002 from $13,718,000 in the three months ended April 30, 2001 and increased $1,073,000 (8.5%) in the three months ended April 30, 2001 from the three months ended April 30, 2000. The increases in selling and administrative costs for the three months ended April 30, 2002 and 2001 were primarily due to increased store operating costs and increased administrative costs. As a percentage of net sales, these expenses were 20.5% during the three months ended April 30, 2002 and 2001.

         Depreciation expense increased $81,000 to $908,000 in the three months ended April 30, 2002 from $827,000 in the three months ended April 30, 2001 and decreased ($93,000) in the three months ended April 30, 2001 from the three months ended April 30, 2000. The increase for the three months ended April 30, 2002 was principally attributed to new store openings and remodeling of existing stores. The decrease for the three months ended April 30, 2001 was attributed to a revision in the estimated useful lives of warehouse assets.




-------------------
(1) Includes Tops 'N Bottoms stores

(2) Comparable store sales include stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         Operating income was $4,683,000 in the three months ended April 30, 2002, as compared to operating income of $3,617,000 in the three months ended April 30, 2001 and $3,215,000 in the three months ended April 30, 2000. As a percentage of net sales, operating income was 6.1% in the three months ended April 30, 2002, and 5.4% in the three months ended April 30, 2001. The increases in operating income for the three months ended April 30, 2002 and 2001 were primarily attributable to the increase in sales.

Liquidity and Capital Resources

         During the three months ended April 30, 2002 and 2001, the Company funded internally all of its operating needs, including capital expenditures for the opening of new stores and the remodeling of existing stores. Total cash provided by operating activities for the three months ended April 30, 2002 and 2001 was $5,724,000 and $2,330,000, respectively. For the three months ended April 30, 2002, cash provided by operations was the result of net income, decreases in merchandise inventories and non-cash charges for depreciation and amortization, partially offset by decreases in income taxes payable and accounts payable. For the three months ended April 30, 2001, cash provided by operations was the result of net income, decreases in merchandise inventories and non-cash charges for depreciation and amortization, partially offset by decreases in accounts payable, accrued expenses and income taxes payable. The inventory turnover rate for the apparel business was approximately 0.8 times during the three months ended April 30, 2002 and 2001.

         Net cash (used in) investing activities was $1,210,000 and $531,000 for the three months ended April 30, 2002 and 2001, respectively. The increase in net cash (used in) investing activities was principally due to the opening of new stores and the remodeling of existing stores.


         Net cash (used in) financing activities was $796,000 for the three months ended April 30, 2002 and $216,000 for the three months ended April 30, 2001. For the three months ended April 30, 2002 and 2001, these funds were principally used for the payment of dividends on preferred and common stock, partially offset by proceeds from the exercise of stock options.

         As of April 30, 2002, the Company had cash and cash equivalents of $138,969,000 compared with $113,231,000 at April 30, 2001.

         On May 30, 2002, the Company announced a one-time special dividend of $0.05 per share on its common stock, and an increase to its existing quarterly dividend from $0.075 to $0.10 per share on its common stock.

         On May 16, 2001 the Company announced a one-time special dividend of $0.05 per share on its common stock and an increase to its existing quarterly dividend from $0.05 to $0.075 per share of common stock.

         The Company believes that, despite these dividend increases, internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs.


Item 3.
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of April 30, 2002, the Company had cash and cash equivalents of $138,969,000 compared to $113,231,000 as of April 30, 2001, and $92,818,000 as
of April 30, 2000. These funds are invested primarily in money market funds and short-term municipal bonds, all of which are fully insured or guaranteed by letters-of-credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.

PART II.   OTHER INFORMATION


Items 1 - 5.      NOT APPLICABLE
-----------


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.
------            --------------------------------

                  (a)  Exhibits

                           None

                  (b)  Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company
during the quarter ended April 30, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.












                                                       DEB SHOPS, INC.





         DATE: June 14, 2002                           By_______________________
                                                         Marvin Rounick
                                                         President







         DATE: June 14, 2002                           By_______________________
                                                         Lewis Lyons
                                                         Vice President, Finance
                                                         Chief Financial Officer