Form 10-Q
period 2002-07-31
DEB SHOPS INC
filed 2002-09-16
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   July 31, 2002
                              --------------------------------------------------

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

                                Yes __X__           No ________

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.01                          13,684,900
----------------------------                ------------------------------------
         (Class)                               (Outstanding at July 31, 2002)

                        DEB SHOPS, INC. AND SUBSIDIARIES







                                    I N D E X
                                    ---------







                                                                                        Page
                                                                                        ----
PART I.  Item 1.  Financial Information:

                  Consolidated Balance Sheets -                                          1
                  July 31, 2002 and January 31, 2002

                  Consolidated Statements of Operations - Six Months and                 2
                  Three Months Ended July 31, 2002 and 2001

                  Consolidated Statements of Cash Flows -                                3
                  Six Months Ended July 31, 2002 and July 31, 2001

                  Notes to Consolidated Financial Statements -                           4
                  July 31, 2002

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations - July 31, 2002                              5 - 9

         Item 3.  Quantitative and Qualitative Disclosures About                         9
                  Market Risk

         Item 4.  Control And Procedures                                                9



PART II.          Other Information                                                     9


                            DEB SHOPS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)
                                                           JULY 31,         JANUARY 31,
                                                             2002              2002
---------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $141,438,946      $135,251,663
  Merchandise inventories                                  37,156,190        31,041,713
  Prepaid expenses and other                                2,877,901         2,863,473
  Deferred income taxes                                     1,511,916         1,240,047
                                                         ------------      ------------
    Total Current Assets                                  182,984,953       170,396,896
                                                         ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                                        150,000           150,000
  Buildings                                                 4,347,697         4,347,697
  Leasehold improvements                                   40,524,141        39,058,583
  Furniture and equipment                                  17,109,353        17,025,868
                                                         ------------      ------------
                                                           62,131,191        60,582,148
                                                         ------------      ------------
  Less accumulated depreciation
    and amortization                                       42,738,012        41,554,322
                                                         ------------      ------------
                                                           19,393,179        19,027,826
                                                         ------------      ------------

OTHER ASSETS


  Deferred income taxes                                     4,371,199         4,306,068
  Other                                                     1,962,223         2,212,223
                                                         ------------      ------------
    Total Other Assets                                      6,333,422         6,518,291
                                                         ------------      ------------

                                                         $208,711,554      $195,943,013
                                                         ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                 $ 30,695,265      $ 24,222,316
  Accrued expenses                                         10,293,035         9,417,972
  Income taxes payable                                      1,899,120         4,344,448
                                                         ------------      ------------
    Total Current Liabilities                              42,887,420        37,984,736
                                                         ------------      ------------




Shareholders' Equity
  Series A Preferred Stock, par value $1.00
   a share:
  Authorized - 5,000,000 shares
  Issued and outstanding - 460 shares,
   liquidation value $460,000                                     460               460
  Common Stock, par value $.01 a share:
    Authorized - 50,000,000 shares
    Issued Shares - 15,688,290                                156,883           156,883
  Additional paid in capital                                5,864,790         5,864,790
  Retained earnings                                       172,226,721       164,732,974
                                                         ------------      ------------
                                                          178,248,854       170,755,107

  Less common treasury shares, at cost -
    July 31, 2002: 2,003,390;
    January 31, 2002: 2,063,390                            12,424,720        12,796,830
                                                         ------------      ------------
                                                          165,824,134       157,958,277
                                                         ------------      ------------
                                                         $208,711,554      $195,943,013
                                                         ============      ============



See notes to consolidated financial statements.

                                              DEB SHOPS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         (Unaudited)





                                                     Six Months Ended July 31,                Three Months Ended July 31,
                                              --------------------------------------        -------------------------------
                                                  2002                      2001               2002                2001
                                                  ----                      ----               ----                ----
Revenues
  Net Sales                                   $153,646,984              $142,501,634        $76,682,641         $72,490,146
                                              ------------              ------------        -----------         -----------



Costs and Expenses
  Cost of sales, including
    buying and occupancy costs                 103,435,083                98,619,793         47,806,551          47,523,095
  Selling and administrative                    32,504,041                30,404,759         16,751,951          15,906,280
  Depreciation and amortization                  1,854,050                 1,942,684            931,587             974,889
                                              ------------              ------------        -----------         -----------
                                               137,793,174               130,967,236         65,490,089          64,404,264
                                              ------------              ------------        -----------         -----------


Operating Income                                15,853,810                11,534,398         11,192,552           8,085,882
Other income, Principally Interest               1,028,615                 2,483,187            435,775           1,177,643
                                              ------------              ------------        -----------         -----------


Income Before Income Taxes                      16,882,425                14,017,585         11,628,327           9,263,525
Income Taxes                                     6,330,000                 5,256,000          4,360,000           3,476,000
                                              ------------              ------------        -----------         -----------

Net Income                                    $ 10,552,425              $  8,761,585        $ 7,268,327         $ 5,787,525
                                              ============              ============        ===========         ===========

Net Income Per Common Share
                                       Basic  $       0.77              $       0.65        $      0.53         $      0.43
                                              ============              ============        ===========         ===========
                                     Diluted  $       0.76              $       0.64        $      0.52         $      0.42
                                              ============              ============        ===========         ===========

Cash Dividend Declared
  Per Common Share                            $      0.225              $      0.175        $     0.150         $     0.125
                                              ============              ============        ===========         ===========

Weighted Average Number of
  Common Shares Outstanding
                                       Basic    13,659,247                13,531,292         13,684,900          13,554,900
                                              ============              ============        ===========         ===========
                                     Diluted    13,898,471                13,626,090         13,991,950          13,640,668
                                              ============              ============        ===========         ===========


See notes to consolidated financial statements.
                                       -2-

                                          DEB SHOPS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)





                                                                                     Six Months Ended July 31,
                                                                              -------------------------------------
                                                                                  2002                     2001
                                                                                  ----                     ----
Cash flows provided by operating activities:
  Net income                                                                  $ 10,552,425             $  8,761,585
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                              1,854,050                1,942,684
      Deferred income tax (benefit)                                               (337,000)                (200,000)
      Loss on retirement of property, plant and equipment                           37,392                   62,094
      Change in operating assets and liabilities:
        (Increase) in merchandise inventories                                   (6,114,477)              (6,656,849)
        (Increase) decrease in prepaid expenses and other                          (14,428)                 403,114
        Increase in trade accounts payable                                       6,472,949                5,940,539
        Increase (decrease) in accrued expenses                                    395,449               (1,269,739)
        (Decrease) in income taxes payable                                      (2,445,328)              (1,322,708)
                                                                              ------------             ------------
        Net cash provided by operating activities                               10,401,032                7,660,720
                                                                              ------------             ------------

Cash flows (used in) investing activities:
  Purchase of property, plant and equipment, net                                (2,256,795)              (2,762,691)
                                                                              ------------             ------------
        Net cash (used in) investing activities                                 (2,256,795)              (2,762,691)
                                                                              ------------             ------------

Cash flows (used in) financing activities:
      Preferred stock cash dividends paid                                          (27,600)                 (27,600)
      Common stock cash dividends paid                                          (2,048,237)              (1,351,240)
      Proceeds from exercise of stock options                                      420,000                  585,000
      Principal payments under capital lease obligations                          (301,117)                (219,700)
                                                                              ------------             ------------
         Net cash (used in) financing activities                                (1,956,954)              (1,013,540)
                                                                              ------------             ------------

Increase in cash and cash equivalents                                            6,187,283                3,884,489
Cash and cash equivalents at beginning of period                               135,251,663              111,648,544
                                                                              ------------             ------------
Cash and cash equivalents at end of period                                    $141,438,946             $115,533,033
                                                                              ============             ============

Supplemental disclosures of cash flow information: Cash paid during the period for:

    Income taxes, net                                                         $  9,112,328             $  6,578,708

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the first quarter and the third quarter cost of goods sold and inventories are estimated based on the use of the gross profit method. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2003. The Balance Sheet at January 31, 2002 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002.

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE B - NET INCOME PER SHARE

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

                                          Six Months Ended July 31,      Three  Months Ended July 31,
                                          -------------------------      ----------------------------
                                           2002             2001            2002            2001
                                       -----------       -----------     -----------     -----------
Net income                             $10,552,425       $ 8,761,585     $ 7,268,327     $ 5,787,525

Dividends on preferred stock               (27,600)          (27,600)        (13,800)        (13,800)
                                       -----------       -----------     -----------     -----------

Income available to
    common shareholders                $10,524,825       $ 8,733,985     $ 7,254,527     $ 5,773,725
                                       ===========       ===========     ===========     ===========

Basic weighted average
     number of common
     shares outstanding                 13,659,247        13,531,292      13,684,900      13,554,900

Effect of dilutive stock options           239,224            94,798         307,050          85,768
                                       -----------       -----------     -----------     -----------

Diluted weighted average
     number of common
     shares outstanding                 13,898,471        13,626,090      13,991,950      13,640,668
                                       ===========       ===========     ===========     ===========

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

Overview

         The Company operates 312 women's specialty apparel retail stores offering moderately priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sized women. The Company also operates six Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

         Effective September 30, 2001, the Company sold the stock of its subsidiary, Books Management, Inc. ("BMI"). As a result of the transaction, the Company recorded a nonrecurring pretax loss of $7,381,152 ($4,611,152, net of tax, or a loss per share of ($0.34)) in the quarter ended October 31, 2001. For the six months ended July 31, 2001, BMI had net sales of $8,108,000 and operating income of $244,000. For the three months ended July 31, 2001, BMI had net sales of $5,127,000 and operating income of $390,000.

         Results of operations for the three and six months ended July 31, 2002 and July 31, 2001 are discussed below on a consolidated basis and separately for the "Apparel Business" to provide relevant information concerning the Company's retail apparel store business.

Results of Operations - Consolidated

         Consolidated net sales increased $11,145,000 (7.8%) to $153,647,000 in the six months ended July 31, 2002 from $142,502,000 in the six months ended July 31, 2001, and increased $11,498,000 (8.8%) in the six months ended July 31, 2001 from the six months ended July 31, 2000. Consolidated net sales increased $4,192,000 (5.8%) to $76,683,000 in the three months ended July 31, 2002 from
$72,490,000 in the three months ended July 31, 2001 and increased $6,471,000 (9.8%) in the three months ended July 31, 2001 from the three months ended July 31, 2000. The increases in the three and six month periods ended July 31, 2002 and July 31, 2001 were primarily the result of increased apparel store sales.

         The changes in net sales, cost of sales, selling and administrative expense and net income are more fully described in the section on "Apparel Business" that follows.

         Other income, principally interest, decreased ($1,455,000) (58.6%) to $1,029,000 in the six months ended July 31, 2002 from $2,483,000 in the six months ended July 31, 2001 and decreased ($52,000) (2.2%) in the six months ended July 31, 2001 from the six months ended July 31, 2000. Other income, principally interest, decreased ($742,000) (63.0%) to $436,000 in the three months ended July 31, 2002 from $1,178,000 in the three months ended July 31, 2001 and decreased ($226,000) (16.1%) in the three months ended July 31, 2001 from the three months ended July 31, 2000. Interest income is offset by losses on the disposition of fixed assets. The decreases in the six and three months ended July 31, 2002 were primarily the result of lower interest rates offset by earnings on higher cash balances. The decreases during the six and three months ended July 31, 2001 were primarily the result of gradually declining interest rates and, to a lesser extent, decreased write-offs from the disposition of fixed assets.

         Income before income taxes increased $2,865,000 (20.4%) to $16,882,000 in the six months ended July 31, 2002 from $14,018,000 in the six months ended July 31, 2001 and increased $2,510,000 (21.8%) in the six months ended July 31, 2001 from the six months ended July 31, 2000. Income before income taxes increased $2,365,000 (25.5%) to $11,628,000 in the three months ended July 31, 2002 from $9,264,000 in the three months ended July 31, 2001 and increased $2,002,000) (27.6%) in the three months ended July 31, 2001 from the three months ended July 31, 2000. The increases for the six and three months ended July 31, 2002 and July 31, 2001 were primarily the result of increased sales and margins in the apparel business.

Results of Operations - Apparel Business

         Net sales increased $19,253,000 (14.3%) to $153,647,000 in the six months ended July 31, 2002 from $134,394,000 in the six months ended July 31, 2001 and increased $11,453,000 (9.3%) in the six months ended July 31, 2001 from the six months ended July 31, 2000. Net sales increased $9,319,000 (13.8%) to $76,683,000 in the three months ended July 31, 2002 from $67,363,000 in the three months ended July 31, 2001 and increased $6,415,000 (10.5%) in the three months ended July 31, 2001 from the three months ended July 31, 2000. The increases in net sales for the six and three months ended July 31, 2002 and July 31, 2001 resulted primarily from increased customer acceptance of the Company's products, which is attributable to the Company's continual refining of its focus on its younger customers.

         The following table sets forth certain store information:

                                                                            Six Months                       Three Months
                                                                         Ended July 31,(1)                 Ended July 31,(1)
                                                                     ---------------------              ----------------------

                                                                     2002             2001               2002             2001
                                                                     ----             ----               ----             ----
Stores open at end of the period                                      318               295              318               295
Average number in operation during the period                         314               295              318               295
Average net sales per store (in thousands)                           $489              $456             $241              $228
Average operating income per store (in thousands)                    $ 51              $ 38             $ 35              $ 26
Comparable Store Sales(2)- Percent Change                             5.5%             4.7%              4.8%              6.1%

         Cost of sales, including buying and occupancy costs, increased $10,698,000 (11.5%) to $103,427,000 in the six months ended July 31, 2002 from
$92,728,000 in the six months ended July 31, 2001 and increased $6,356,000 (7.4%) in the six months ended July 31, 2001 from the six months ended July 31, 2000. Cost of sales, including buying and occupancy costs, increased $3,943,000 (9.0%) to $47,801,000 in the three months ended July 31, 2002 from $43,859,000 in the three months ended July 31, 2001 and increased $2,700,000 (6.6%) in the three months ended July 31, 2001 from the three months ended July 31, 2000. The increases in cost of sales, including buying and occupancy costs, in the six and three months ended July 31, 2002 and July 31, 2001 were principally due to the increases in sales during the periods. As a percentage of net sales, these costs were 67.3% and 69.0% during the six months ended July 31, 2002 and 2001, respectively, and 62.3% and 65.1% during the three months ended July 31, 2002 and 2001, respectively. The percentage decreases for the six and three months ended July 31, 2002 as compared to the six and three months ended July 31, 2001, resulted primarily from increased margins. Buying and occupancy costs were 16.1% and 16.4% of net sales for the six months ended July 31, 2002 and 2001, respectively, and 16.4% and 16.5% of net sales for the three months ended July 31, 2002 and 2001, respectively. The percentage decreases for the six and three months ended July 31, 2002 as compared to the six and three months ended July 31, 2001, resulted principally from an increase in sales during the periods.

         Selling and administrative expenses increased $3,840,000 (13.4%) to $32,494,000 in the six months ended July 31, 2002 from $28,653,000 in the six months ended July 31, 2001 and increased $2,630,000 (10.1%) in the six months ended July 31, 2001 from the six months ended July 31, 2000. Selling and administrative expenses increased $1,810,000 (12.1%) to $16,746,000 in the three months ended July 31, 2002 from $14,936,000 in the three months ended July 31, 2001 and increased $1,557,000 (11.6%) in the three months ended July 31, 2001 from the three months ended July 31, 2000. The increase in selling and administrative costs for the six and three months ended July 31, 2002 and 2001 was primarily due to increased store operating costs. As a percentage of net sales, these expenses were 21.1% and 21.3% in the six months ended July 31, 2002 and 2001, respectively, and 21.8% and 22.2% in the three months ended July 31, 2002 and 2001, respectively. The percentage changes in the three and six month periods ended July 31, 2002 as compared to the three and six month periods ended July 31, 2001 were not significant.


--------
1 Includes Tops `N Bottoms stores.

2 Comparable store sales include stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         Depreciation expense increased $164,000 to $1,825,000 in the six months ended July 31, 2002 from $1,661,000 in the six months ended July 31, 2001 and decreased ($274,000) in the six months ended July 31, 2001 from the six months ended July 31, 2000. Depreciation expense increased $83,000 to $917,000 in the three months ended July 31, 2002 from $834,000 in the three months ended July 31, 2001 and decreased ($182,000) in the three months ended July 31, 2001 from the three months ended July 31, 2000. The increases for the six and three months ended July 31, 2002 were primarily attributable to new store openings and remodeling of existing stores. The decreases for the six and three months ended July 31, 2001 were primarily attributable to a revision in the estimated lives of warehouse assets.

         Operating income was $15,902,000 in the six months ended July 31, 2002 as compared to operating income of $11,351,000 in the six months ended July 31, 2001 and $8,611,000 in the six months ended July 31, 2000. Operating income was $11,219,000 in the three months ended July 31, 2002 as compared to operating income of $7,735,000 in the three months ended July 31, 2001 and $5,395,000 in the three months ended July 31, 2000. As a percentage of sales, operating income was 10.3% and 8.4% in the six months ended July 31, 2002 and 2001, respectively, and 14.6% and 11.5% in the three months ended July 31, 2002 and 2001, respectively. The increases in operating income for the six and three months ended July 31, 2002 and July 31, 2001 were primarily attributable to the increases in sales and margins, partially offset by increases in selling and administrative expenses.

Liquidity and Capital Resources - Consolidated

         During the six months ended July 31, 2002 and 2001, the Company funded internally all of its operating needs, including capital expenditures for the opening of new apparel stores and for the remodeling of existing apparel stores. Total cash provided by operating activities for the six months ended July 31, 2002 and 2001 was $10,401,000 and $7,661,000, respectively. For the six months ended July 31, 2002 and 2001, cash provided by operations was the result of net income, increases in trade accounts payable, and non-cash charges for depreciation and amortization partially offset by increases in merchandise inventories and decreases in income taxes payable. The inventory turnover rate for the apparel business was approximately 1.5 times during the six months ended July 31, 2002 and 1.5 times during the six months ended July 31, 2001.

         Net cash used in investing activities was $2,257,000 and $2,763,000 for the six months ended July 31, 2002 and 2001, respectively. For the six months ended July 31, 2002 and 2001, these funds were principally used for the opening of new stores and the remodeling of existing stores.

         Net cash used in financing activities was $1,957,000 and $1,014,000 for the six months ended July 31, 2002 and 2001, respectively. For the six months ended July 31, 2002 and 2001, these funds were principally used for the payment of dividends on preferred and common stock, partially offset by proceeds from stock options exercised.

         As of July 31, 2002 the Company had cash and cash equivalents of $141,439,000 compared with $115,533,000 at July 31, 2001.

         On May 30, 2002, the Company announced a special dividend of $0.05 per share on its common stock, and an increase to its existing quarterly dividend from $0.075 to $0.10 per share of common stock. On May 16, 2001, the Company also announced a special dividend of $0.05 per share on its common stock, and increased its existing quarterly dividend from $0.05 to $0.075 per share of common stock. The Company believes that, despite these dividend increases, internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs.


Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of July 31, 2002, the Company had cash and cash equivalents of $141,439,000 compared to $115,533,000 as of July 31, 2001, and $92,663,000 as of
July 31, 2000. These funds are invested primarily in money market funds and short-term municipal bonds, all of which are fully insured or guaranteed by letters-of-credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.

Item 4.

CONTROL AND PROCEDURES

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the beginning of the current fiscal year, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.   OTHER INFORMATION

Items 1 - 3.      NOT APPLICABLE

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                  The annual meeting of the Company was held on Thursday, May 30, 2002. Total votes present either in person or by proxy were 13,267,051.

                  Votes were cast as follows for the election of directors:

                                                   FOR                WITHHELD
                                                ----------            --------
                  Marvin Rounick                12,410,752             856,299
                  Warren Weiner                 12,410,752             856,299
                  Jack A. Rounick               12,627,552             639,499
                  Barry H. Feinberg             12,627,552             639,499
                  Barry H. Frank                12,609,052             657,999
                  Ivan Inerfeld                 12,327,586             939,465

                  Votes were cast as follows for the Approval of the adoption of the Deb Shops, Inc. Incentive Stock Option Plan As Amended And Restated Effective January 1, 2002:

                  FOR        11,251,506
                  AGAINST       797,700
                  ABSTAIN       222,606

There were no other matters voted on at the meeting.


Item 5.           NOT APPLICABLE


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.


                  (a)  Exhibits

                           Exhibit 99.1* Certification of Marvin Rounick pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                           Exhibit 99.2* Certification of Lewis Lyons pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                           * Filed electronically herewith

                  (b)  Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company
during the quarter ended July 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                                  DEB SHOPS, INC.




DATE: September 13, 2002                          By /s/ Marvin Rounick
                                                     ---------------------------
                                                         Marvin Rounick
                                                         President and Chief
                                                         Executive Officer







DATE: September 13, 2002                          By /s/ Lewis Lyons
                                                     ---------------------------
                                                         Lewis Lyons
                                                         Vice President, Finance
                                                         Chief Financial Officer

                                  CERTIFICATION


I, Marvin Rounick, President and Chief Executive Officer of Deb Shops, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Deb Shops, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;




Dated: September 13, 2002          By: /s/ Marvin Rounick
                                       -----------------------------------------
                                           Marvin Rounick
                                           President and Chief Executive Officer




I, Lewis Lyons, Chief Financial Officer of Deb Shops, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Deb Shops, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;




Dated: September 13, 2002                  By: /s/ Lewis Lyons
                                              ----------------------------------
                                                   Lewis Lyons
                                                   Chief Financial Officer