Form 10-Q
period 2002-10-31
DEB SHOPS INC
filed 2002-12-13
CIK 715779

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            October 31, 2002

OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number            0–12188

DEB SHOPS, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1913593

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9401 Blue Grass Road, Philadelphia, Pennsylvania	19114

(Address of principal executive offices)	(Zip Code)

(215) 676–6000

(Registrant's telephone number, including area code)

Not Applicable

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

Yes    X                      No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act).

Yes    X                      No ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.01	13,684,900

(Class)	(Outstanding at December 6, 2002)

DEB SHOPS, INC. AND SUBSIDIARIES

I N D E X

Back to Contents

DEB SHOPS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	OCTOBER 31, 2002	JANUARY 31, 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$139,696,775	$135,251,663
Merchandise inventories	22,237,843	31,041,713
Prepaid expenses and other	3,414,672	2,863,473
Prepaid income taxes	1,551,904	—
Deferred income taxes	1,595,816	1,240,047

Total Current Assets	168,497,010	170,396,896

PROPERTY, PLANT AND EQUIPMENT, at cost
Land	150,000	150,000
Buildings	2,365,697	4,347,697
Leasehold improvements	41,384,267	39,058,583
Furniture and equipment	17,415,377	17,025,868

	61,315,341	60,582,148

Less accumulated depreciation
and amortization	41,508,981	41,554,322

	19,806,360	19,027,826

OTHER ASSETS

Deferred income taxes	4,391,299	4,306,068
Other	1,962,223	2,212,223

Total Other Assets	6,353,522	6,518,291

	$194,656,892	$195,943,013

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$18,026,162	$24,222,316
Accrued expenses	8,934,327	9,417,972
Income taxes payable	—	4,344,448

Total Current Liabilities	26,960,489	37,984,736

Shareholders' Equity
Series A Preferred Stock, par value $1.00
a share:
Authorized - 5,000,000 shares
Issued and outstanding – 460 shares,
liquidation value $460,000
Common Stock, par value $.01 a share:	460	460
Authorized - 50,000,000 shares
Issued - 15,688,290 shares	156,883	156,883
Additional paid in capital	5,864,790	5,864,790
Retained earnings	174,098,990	164,732,974

	180,121,123	170,755,107

Less common treasury shares, at cost -
October 31, 2002: 2,003,390;
January 31, 2002: 2,063,390	12,424,720	12,796,830

	167,696,403	157,958,277

	$194,656,892	$195,943,013

See notes to consolidated financial statements.

Back to Contents

DEB SHOPS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended October 31,		Three Months Ended October 31,

	2002	2001	2002		2001

Revenues
Net Sales	$234,878,505	$222,967,066	$81,231,521		$80,465,432

Costs and Expenses
Cost of sales, including buying and occupancy costs	162,007,445	156,536,992	58,572,362		57,917,199
Selling and administrative	49,480,329	46,116,226	16,976,288		15,711,467
Depreciation and amortization	2,811,972	2,881,038	957,922		938,354
Non-recurring loss on sale of subsidiary	—	7,381,152	—		7,381,152

	214,299,746	212,915,408	76,506,572		81,948,172

Operating Income	20,578,759	10,051,658	4,724,949		(1,482,740)
Other income, Principally Interest	1,508,225	3,500,936	479,610		1,017,749

Income (Loss) Before Income Taxes	22,086,984	13,552,594	5,204,559		(464,991)
Income Taxes (Benefit)	8,280,00	5,080,000	1,950,000		(176,000)

Net Income (Loss)	$13,806,984	$8,472,594	$3,254,559		$(288,991)

Net Income (Loss) Per Common Share
Basic	$1.01	$0.62	$0.24	$	(0.02)

Diluted	$0.99	$0.62	$0.24	$	(0.02)

Cash Dividend Declared
Per Common Share	$0.325	$0.250	$0.100		$0.075

Weighted Average Number of Common Shares Outstanding
Basic	13,667,798	13,539,161	13,684,900		13,554,900

Diluted	13,858,446	13,631,904	13,778,395		13,554,900

See notes to consolidated financial statements.

Back to Contents

DEB SHOPS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended October 31,

	2002	2001

Cash flows provided by operating activities:
Net income	$13,806,984	$8,472,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,811,972	2,881,038
Deferred income tax (benefit)	(441,000)	(300,000)
Loss on retirement of property, plant and equipment	83,369	64,238
Non-recurring loss on sale of subsidiary, net of income tax benefit	—	4,611,152
Change in operating assets and liabilities:
Decrease in merchandise inventories	8,803,870	3,086,033
(Increase) in prepaid expenses and other and prepaid income taxes	(2,103,103)	(448,719)
(Decrease) increase in trade accounts payable	(6,196,154)	734,029
(Decrease) in accrued expenses	(279,014)	(1,349,663)
(Decrease) in income taxes payable	(4,344,448)	(3,360,680)

Net cash provided by operating activities	12,142,476	14,390,022

Cash flows (used in) investing activities:
Purchase of property, plant and equipment, net	(3,673,875)	(3,967,875)
Proceeds from sale of subsidiary, net of cash retained	—	1,008,769

Net cash (used in) investing activities	(3,673,875)	(2,959,106)

Cash flows (used in) financing activities:
Preferred stock cash dividends paid	(41,400)	(41,400)
Common stock cash dividends paid	(4,100,972)	(3,045,603)
Proceeds from exercise of stock options	420,000	585,000
Principal payments under capital lease obligations	(301,117)	(329,550)

Net cash (used in) financing activities	(4,023,489)	(2,831,553)

Increase in cash and cash equivalents	4,445,112	8,599,363
Cash and cash equivalents at beginning of period	135,251,663	111,648,544

Cash and cash equivalents at end of period	$139,696,775	$120,247,907

Supplemental disclosures of cash flow information:
Cash paid during the period for:

Income taxes, net	$14,617,352	$11,249,866

See notes to consolidated financial statements.

Back to Contents

DEB SHOPS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

OCTOBER 31, 2002

NOTE A – BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the first quarter and the third quarter cost of goods sold and inventories are estimated based on the use of the gross profit method. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2003. The Balance Sheet at January 31, 2002 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10–K for the fiscal year ended January 31, 2002.

     Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE B – NON–RECURRING ITEMS

     Effective September 30, 2001, the Company sold the stock of its subsidiary, Books Management, Inc. (“BMI”). For the eight months ended September 30, 2001, BMI had net sales of $11,897,341 and operating income of $661,882. For the two months ended September 30, 2001, BMI had net sales of $3,789,801 and operating income of $418,271. As a result of the transaction, the Company recorded a non–recurring pre–tax loss of $7,381,152 ($4,611,152 net of tax, or a loss per share of ($0.34)).

NOTE C – NET INCOME PER SHARE

     The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

	Nine Months Ended October 31,		Three Months Ended October 31,

	2002	2001	2002	2001

Net income (loss)	$13,806,984	$8,472,594	$3,254,559	$(288,991)

Dividends on preferred stock	(41,400)	(41,400)	(13,800)	(13,800)

Income (loss) available to common shareholders	$13,765,584	$8,431,194	$3,240,759	$(302,791)

Basic weighted average number of common shares outstanding	13,667,798	13,539,161	13,684,900	13,554,900

Effect of dilutive stock options	190,648	92,743	93,495	—

Diluted weighted average number of common shares outstanding	13,858,446	13,631,904	13,778,395	13,554,900

Back to Contents

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward–Looking Statements

     Deb Shops, Inc. (the "Company") has made in this report, and from time to time may otherwise make, “forward–looking statements” (as that term is defined under federal securities laws) concerning the Company’s future operations, performance, profitability, revenues, expenses and financial condition. This report includes, in particular, forward–looking statements regarding store openings, closings and other matters. Such forward–looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company’s ability to improve margins, respond to changes in fashion, and attract and retain key management personnel. Such factors may also include other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10–K for the fiscal year ended January 31, 2002.

Overview

     The Company operates 321 women's specialty apparel retail stores offering moderately priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sized women. The Company also operates six Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

     Effective September 30, 2001, the Company sold the stock of its subsidiary, Books Management, Inc. (“BMI”). As a result of the transaction, the Company recorded a non–recurring pre–tax loss of $7,381,152 ($4,611,152 net of tax, or a loss per share of ($0.34)). For the eight months ended September 30, 2001 BMI had net sales of $11,897,000 and operating income of $662,000. For the two months ended September 30, 2001, BMI had net sales of $3,790,000 and operating income of $418,000.

     Results of operations for the Company for the three and nine months ended October 31, 2002 and 2001, are discussed below on a consolidated basis and separately for the “Apparel Business” to provide relevant information concerning the Company's retail apparel store business.

Results of Operations – Consolidated

     Consolidated net sales increased $11,911,000 (5.3%) to $234,879,000 in the nine months ended October 31, 2002 from $222,967,000 in the nine months ended October 31, 2001, and increased $18,716,000 (9.2%) in the nine months ended October 31, 2001 from the nine months ended October 31, 2000. Consolidated net sales increased $766,000 (1.0%) to $81,232,000 in the three months ended October 31, 2002 from $80,465,000 in the three months ended October 31, 2001 and increased $7,218,000 (9.9%) in the three months ended October 31, 2001 from the three months ended October 31, 2000. The increases in the three and nine month periods ended October 31, 2002 were the result of increased apparel store sales.

     The changes in net sales, cost of sales, selling and administrative expense and net income are more fully described below under the caption “Results of Operations – Apparel Business.”

Back to Contents

     Other income, principally interest, decreased ($1,993,000) (56.9%) to $1,508,000 in the nine months ended October 31, 2002 from $3,501,000 in the nine months ended October 31, 2001 and decreased ($296,000) (7.8%) in the nine months ended October 31, 2001 from the nine months ended October 31, 2000. Other income, principally interest, decreased ($538,000) (52.9%) to $480,000 in the three months ended October 1, 2002 from $1,018,000 in the three months ended October 31, 2001 and decreased ($245,000) (19.4%) in the three months ended October 31, 2001 from the three months ended October 31, 2000. Interest income is offset by losses on the disposition of fixed assets. The decreases in the nine and three months ended October 31, 2002 were primarily the result of lower interest rates partially offset by earnings on higher cash balances. The decreases during the nine and three months ended October 31, 2001 were primarily the result of gradually declining interest rates partially offset by higher cash balances and, to a lesser extent, decreased write–offs from the disposition of fixed assets.

     Income before income taxes was $22,087,000, $13,553,000 and $17,925,000 for the nine months ended October 31, 2002, October 31, 2001 and October 31, 2000, respectively. Excluding the non–recurring loss on the sale of BMI discussed above, income before income taxes for the nine months ended October 31, 2001 was $20,934,000. Excluding the non–recurring loss, income before income taxes increased $1,153,000 and $3,009,000 for the nine months ended October 31, 2002 and October 31, 2001, respectively. Income (loss) before income taxes (benefit) was $5,205,000, ($465,000), and $6,417,000 for the three months ended October 31, 2002, October 31, 2001 and October 31, 2000, respectively. Excluding the non–recurring loss, income before income taxes was $6,916,000 for the three months ended October 31, 2001. Excluding the non–recurring loss, income before income taxes decreased $1,712,000 for the three months ended October 31, 2002 compared to the three months ended October 31, 2001, and increased $499,000 for the three months ended October 31, 2001 compared to the three months ended October 31, 2000. The increase for the nine months ended October 31, 2002 is attributable to increased sales and margins, reduced by increased selling and administrative expenses and decreased other income. The decrease for the three months ended October 31, 2002 is attributable to the decline in comparable store sales, increased selling and administrative expenses and decreased other income. The decreases for the nine and three months ended October 31, 2001 were primarily the result of the non–recurring loss from the sale of BMI.

Results of Operations – Apparel Business

     Net sales increased $23,809,000 (11.3%) to $234,879,000 in the nine months ended October 31, 2002 from $211,070,000 in the nine months ended October 31, 2001 and increased $19,873,000 (10.4%) in the nine months ended October 31, 2001 from the nine months ended October 31, 2000. Net sales increased $4,556,000 (5.9%) to $81,232,000 in the three months ended October 31, 2002 from $76,676,000 in the three months ended October 31, 2001 and increased $8,420,000 (12.3%) in the three months ended October 31, 2001 from the three months ended October 31, 2000. The increases in net sales for the nine and three months ended October 31, 2002 resulted primarily from sales in stores open less than one year. The increases in net sales for the nine and three months ended October 31, 2001 resulted primarily from increased customer acceptance of the Company's products, which is attributable to the Company's continual refining of its focus on its younger customers.

Back to Contents

     The following table sets forth certain store information:

	Nine Months Ended October 31,(1)		Three Months Ended October 31,(1)

	2002	2001	2002	2001

Stores open at end of the period	324	307	324	307
Average number in operation during the period	318	295	322	300
Average net sales per store (in thousands)	$739	$715	$252	$256
Average operating income per store (in thousands)	$65	$57	$15	$18
Comparable Store Sales(2) – Percent Change	2.9%	5.3%	(1.6%)	6.1%

     Cost of sales, including buying and occupancy costs, increased $14,010,000 (9.5%) to $161,990,000 in the nine months ended October 31, 2002 from $147,980,000 in the nine months ended October 31, 2001 and increased $12,824,000 (9.5%) in the nine months ended October 31, 2001 from the nine months ended October 31, 2000. Cost of sales, including buying and occupancy costs, increased $3,312,000 (6.0%) to $58,564,000 in the three months ended October 31, 2002 from $55,252,000 in the three months ended October 31, 2001 and increased $6,468,000 (13.3%) in the three months ended October 31, 2001 from the three months ended October 31, 2000. The increases in cost of sales, including buying and occupancy costs, in the nine and three months ended October 31, 2002 and October 31, 2001 were principally due to the increases in sales during the periods. As a percentage of net sales, these costs were 69.0% and 70.1% during the nine months ended October 31, 2002 and 2001, respectively, and 72.1% and 72.1% during the three months ended October 31, 2002 and 2001, respectively. The percentage decrease for the nine months ended October 31, 2002 as compared to the nine months ended October 31, 2001, resulted from increased margins. Buying and occupancy costs were 16.0% and 16.0% of net sales for the nine months ended October 31, 2002 and 2001, respectively, and 15.7% and 15.3% of net sales for the three months ended October 31, 2002 and 2001, respectively. The percentage increase for the three months ended October 31, 2002 as compared to the three months ended October 31, 2001, resulted principally from decreased comparable store sales during the period.

     Selling and administrative expenses increased $5,728,000 (13.1%) to $49,464,000 in the nine months ended October 31, 2002 from $43,736,000 in the nine months ended October 31, 2001 and increased $4,136,000 (10.4%) in the nine months ended October 31, 2001 from the nine months ended October 31, 2000. Selling and administrative expenses increased $1,888,000 (12.5%) to $16,970,000 in the three months ended October 31, 2002 from $15,082,000 in the three months ended October 31, 2001 and increased $1,506,000 (11.1%) in the three months ended October 31, 2001 from the three months ended October 31, 2000. The increase in selling and administrative costs for the nine and three months ended October 31, 2002 and 2001 was primarily due to increased store operating costs. As a percentage of net sales, these expenses were 21.1% and 20.7% in the nine months ended October 31, 2002 and 2001, respectively, and 20.9% and 19.7% in the three months ended October 31, 2002 and 2001, respectively. The percentage increase for the nine months ended October 31, 2002, as compared to the nine months ended October 31, 2001, resulted primarily from the percentage decline in sales growth during the period. The percentage increase for the three months ended October 31, 2002, as compared to the three months ended October 31, 2001, resulted from decreased comparable store sales during the period.

(1)	Includes Tops 'N Bottoms stores.
(2)	Comparable store sales include stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

Back to Contents

     Depreciation expense increased $269,000 to $2,768,000 in the nine months ended October 31, 2002 from $2,499,000 in the nine months ended October 31, 2001 and decreased ($408,000) in the nine months ended October 31, 2001 from the nine months ended October 31, 2000. Depreciation expense increased $105,000 to $943,000 in the three months ended October 31, 2002 from $838,000 in the three months ended October 31, 2001 and decreased ($134,000) in the three months ended October 31, 2001 from the three months ended October 31, 2000. The increases for the nine and three months ended October 31, 2002 were primarily attributable to new store openings and remodeling of existing stores. The decreases for the nine and three months ended October 31, 2001 were primarily attributable to a revision in the estimated lives of warehouse assets.

     Operating income was $20,656,000 in the nine months ended October 31, 2002 as compared to operating income of $16,855,000 in the nine months ended October 31, 2001 and $13,533,000 in the nine months ended October 31, 2000. Operating income was $4,754,000 in the three months ended October 31, 2002 as compared to operating income of $5,503,000 in the three months ended October 31, 2001 and $4,922,000 in the three months ended October 31, 2000. As a percentage of sales, operating income was 8.8% and 8.0% in the nine months ended October 31, 2002 and 2001, respectively, and 5.9% and 7.2% in the three months ended October 31, 2002 and 2001, respectively. The increase in operating income for the nine months ended October 31, 2002 was primarily attributable to the increases in sales and margins, partially offset by increases in selling and administrative expenses. The decrease in operating income for the three months ended October 31, 2002 was primarily attributable to decreases in comparable same store sales and increases in selling and administrative expenses. The Company believes that the decreases in comparable same store sales are attributable primarily to current economic conditions and there can be no assurance that such conditions will not continue to adversely affect comparable store sales into the foreseeable future. The increases in operating income for the nine and three months ended October 31, 2001 were primarily attributable to the increases in sales, partially offset by increases in selling and administrative expenses.

Liquidity and Capital Resources – Consolidated

     During the nine months ended October 31, 2002 and 2001, the Company funded internally all of its operating needs, including capital expenditures for the opening of new apparel stores and for the remodeling of existing apparel stores. Total cash provided by operating activities for the nine months ended October 31, 2002 and 2001 was $12,143,000 and $14,390,000, respectively. For the nine months ended October 31, 2002, cash provided by operations was the result of net income, a decrease in merchandise inventories and non–cash charges for depreciation, partially offset by decreases in trade accounts payable, income taxes payable and prepaid expenses and other and prepaid income taxes. For the nine months ended October 31, 2001, cash provided by operations was the result of net income adjusted for the non–recurring loss on sale of a subsidiary, a decrease in merchandise inventories and non–cash charges for depreciation and amortization partially offset by increases in prepaid expenses and decreases in accrued expenses and income taxes payable. The inventory turnover rate for the apparel business was approximately 2.2 times during the nine months ended October 31, 2002 and 2.3 times during the nine months ended October 31, 2001.

     Net cash used in investing activities was $3,674,000 and $2,959,000 for the nine months ended October 31, 2002 and 2001, respectively. For the nine months ended October 31, 2002 these funds were principally used for the opening of new stores and the remodeling of existing stores. For the nine months ended October 31, 2001, these funds were principally used for the opening of new stores and the remodeling of existing stores partially offset by the proceeds from the sale of a subsidiary.

     Net cash used in financing activities was $4,023,000 and $2,832,000 for the nine months ended October 31, 2002 and 2001, respectively. For the nine months ended October 31, 2002 and 2001, these funds were principally used for the payment of dividends on preferred and common stock, partially offset by proceeds from stock options exercised.

Back to Contents

     As of October 31, 2002, the Company had cash and cash equivalents of $139,697,000 compared with $120,248,000 at October 31, 2001.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of October 31, 2002, the Company had cash and cash equivalents of $139,697,000 compared to $120,248,000 as of October 31, 2001, and $98,429,000 as of October 31, 2000. These funds are invested primarily in money market funds and short–term municipal bonds, all of which are fully insured or guaranteed by letters–of–credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.

Item 4.

CONTROLS AND PROCEDURES

     (a)  Within 90 days prior to the date of this report, the principal executive officer and principal financial officer evaluated the Company's controls and procedures relating to its reporting and disclosure obligations. These officers have concluded that these disclosure controls and procedures are sufficient to provide that (i) material information relating to the Company, including its consolidated subsidiaries, is made known to these officers by other employees of the Company and its consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (ii) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     (b)  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.     Other Information

Items 1 – 5.     Not Applicable

Item 6.	EXHIBITS AND REPORTS ON FORM 8–K.

(a) Exhibits

Exhibit 99.1 Certification of Periodic Report by President and Chief Executive Officer

Exhibit 99.2 Certification of Periodic Report by Vice President, Finance, and Chief Financial Officer

(b) Reports on Form 8–K

No reports on Form 8–K were filed by the Company during the quarter ended October 31, 2002.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEB SHOPS, INC.

DATE: December 6, 2002	By /s/ Marvin Rounick

Marvin Rounick President and Chief Executive Officer

DATE: December 6, 2002	By /s/ Lewis Lyons

Lewis Lyons Vice President, Finance Chief Financial Officer

Back to Contents

Section 302 Certification by President and Chief Executive Officer

I, Marvin Rounick, certify that:

1.     I have reviewed this quarterly report on Form 10–Q of Deb Shops, Inc.;

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

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: December 6, 2002	/s/ Marvin Rounick

Marvin Rounick, President and Chief Executive Officer

Back to Contents

Section 302 Certification by Vice President, Finance, and Chief Financial Officer

I, Lewis Lyons, certify that:

1.     I have reviewed this quarterly report on Form 10–Q of Deb Shops, Inc.

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

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: December 6, 2002	/s/ Lewis Lyons

Lewis Lyons, Vice President, Finance, and Chief Financial Officer