Form 10-K
period 2003-01-31
DEB SHOPS INC
filed 2003-04-29
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                  January 31, 2003
                                 ----------------------------------------------

                                   OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ------------------    ---------------------

     Commission File Number                          0-12188
                            ---------------------------------------------------

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:      Yes   X         No
                                                  -------        -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X
                              -------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                               Yes   X         No
                                                  -------        -------

         As of April 10, 2003, 13,684,900 shares of the Company's Common Stock, par value $.01 per share, were outstanding. The aggregate market value (based upon the closing price on July 31, 2002) held by non-affiliates was approximately $131,657,000.
              ------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Registrant's Definitive Proxy Statement to be filed within 120 days after the end of the fiscal year in connection with the Annual Meeting to be held on May 29, 2003 - incorporated in Part III.

Forward-Looking Statements

         Deb Shops, Inc. (the "Company") has made in this report, and from time to time may otherwise make, "forward-looking statements" (as that term is defined under federal securities laws) concerning the Company's future operations, performance, profitability, revenues, expenses and financial condition. This report includes, in particular, forward-looking statements regarding expectations of future performance, store openings and closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company's ability to improve or maintain sales and margins, respond to changes in fashion, find suitable retail locations and attract and retain key management personnel. Such factors may also include other risks and uncertainties detailed in the Company's other filings with the Securities and Exchange Commission ("SEC"). The Company assumes no obligation to update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                     PART 1

Item 1.  Business

General

         The Company operates 327 women's and men's specialty apparel retail stores. The Company operates 317 stores under the name "DEB" which offer moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. DEB merchandise consists of clothing and accessories appealing primarily to the fashion-conscious junior and plus-sized female consumers between the ages of 13 and 25. In addition, the Company operates one plus size store under the name "DEB PLUS" and three outlet stores under the name "CSO." The outlet stores offer the same merchandise as DEB and DEB PLUS at reduced prices and serve as clearance stores for slow-moving inventory. One hundred and seven of the DEB stores contain plus-size departments. The Company also operates six apparel retail stores under the name "Tops 'N Bottoms." The Tops 'N Bottoms stores sell moderately priced men's and women's apparel. Eighteen of the DEB stores contain Tops 'N Bottoms departments. Store information is as of January 31, 2003 unless otherwise indicated.

Merchandising and Marketing

         DEB specializes in junior-sized merchandise and offers an extensive selection of colors and styles. The merchandise is attractively presented in groups coordinated by color and style to assist customers in locating items of their choice and creating outfits of their own.

         The DEB PLUS division caters to the plus-size customer between the ages of 13 and 25. The merchandise is young looking and the fit is adjusted to the plus-size customer. Prices are affordable and very competitive.

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

         The Company experiences the normal seasonal pattern of the retail apparel industry with its peak sales occurring during the Christmas, Back-to-School and Spring periods. To keep merchandise fresh and fashionable, slow-moving merchandise is marked down throughout the year. End-of-season sales are conducted twice per year (in the second and fourth quarters), in keeping with the Company's policy of carrying a minimal amount of seasonal merchandise over from one year to another. At the end of the season, any unsold merchandise is transferred to the Company's CSO stores.

Stores

         During the fiscal year ended January 31, 2003 ("fiscal 2003"), the Company opened 23 stores while closing five stores, including two Tops 'N Bottoms stores. Fifteen of the new stores have Plus departments. The Company also added Plus departments to 13 existing DEB stores. The Company currently plans to open 10-15 new stores in the fiscal year ending January 31, 2004 ("fiscal 2004"), 7-12 of which are expected to have Plus departments. The Company also expects to remodel 10-15 locations. The Company is currently scheduled to close four stores in the first half of fiscal 2004. The Company plans to continue to carefully evaluate the profitability of individual stores and close those stores that it believes cannot become profitable or maintain profitability.

         The following table shows apparel store openings and closings for the last five fiscal years:

                                                 Year Ended January 31,
                                                 ----------------------

                                        2003     2002     2001     2000     1999
                                        ----     ----     ----     ----     ----

Open at beginning of fiscal year....     309      291      285      273      269
Opened during fiscal year...........      23       23       13       17       17
Closed during fiscal year...........     ( 5)     ( 5)      ( 7)    ( 5)    (13)
                                        ----     ----     ----     ----     ----

Open at end of fiscal year..........     327      309      291      285      273
                                        ----     ----     ----     ----     ----

         The following table shows the states in which the Company's 327 stores are located:

New England                 East                        Midwest

Connecticut           4     Delaware             2      Illinois           21
Maine                 4     Maryland            10      Indiana            13
Massachusetts        12     New Jersey          16      Iowa                3
New Hampshire         1     New York            34      Kansas              4
Rhode Island          1     Pennsylvania        38      Kentucky            3
Vermont               1     Virginia            14      Michigan           30
                 -------    West Virginia        6      Minnesota           9
                     23                     -------     Missouri            9
                                               120      Nebraska            2
                                                        North Dakota        3
                                                        Ohio               27
                                                        South Dakota        2
                                                        Wisconsin          12
                                                                        ------
                                                                          138


South                       West

Georgia               1     Arizona              1
North Carolina        3     California           2
South Carolina        1     Colorado             3
Tennessee             6     Idaho                2
                 -------    New Mexico           3
                     11     Oklahoma             4
                            Oregon               5
                            Texas                7
                            Utah                 3
                            Washington           3
                            Wyoming              2
                                            -------
                                                35


         DEB stores, which average 6,100 square feet, are located primarily in enclosed regional malls and selected strip shopping centers. DEB stores with Tops 'N Bottoms or DEB PLUS departments average 8,100 square feet and are located primarily in enclosed regional malls. Tops 'N Bottoms stores are all located in enclosed regional malls and range in size from 2,400 to 3,400 square feet. New stores are opened in existing malls, existing mall expansions, new malls and occasionally strip shopping centers. Factors considered in opening new stores include the availability of suitable locations and satisfactory lease terms, both of which are considered essential to successful operations. Key considerations in selecting sites for new stores include the geographic location of the center, the demographics of the surrounding area, the principal specialty and "anchor" stores within the center, expected customer traffic within the center, and the location of the Company's store within the center itself.

         Stores are distinctively designed for customer identification and are remodeled periodically as necessary. The stores are open during mall operating hours, which are generally from 10:00 A.M. to 9:30 P.M., Monday through Saturday, and from Noon to 5:00 P.M. on Sunday.

Operations

         Payments for most of the Company's sales are made in cash or check, with the balance made with MasterCard, Visa or Discover credit cards. For customer convenience, the Company provides lay-away plans. The Company's policy is to permit returns of merchandise for exchange or full cash or credit refund, at the customer's preference.

         The Company purchases its merchandise from a number of suppliers, both domestic and foreign, and is not materially dependent on any one supplier. All merchandise is shipped directly from vendors to the Company's central distribution facility, where it is inspected before being shipped to the individual stores. The Company distributes its inventory by common carrier and leased trucks.

         The responsibility for managing the Company's stores rests with the Director of Store Operations and a staff of 42 employees consisting of an Assistant Director of Store Operations and Regional and District Managers. A Regional Manager is responsible for an average of six districts. A District Manager is responsible for an average of 9 stores, each of which is staffed by a Store Manager and two Assistant Store Managers. The District and Regional Managers visit the stores regularly to review merchandise levels, content and presentation, staff training and other personnel issues, store security and cleanliness and adherence to standard operating procedures.

         The merchandising department consists of 44 employees, including the Senior Vice President, Merchandising; Vice President, Merchandising; Merchandise Managers, Buyers and Support Staff. The department is responsible for purchasing, pricing (including markdowns), inventory planning and allocating merchandise among the stores. The merchandising department's staff is organized in the following categories: sportswear, dresses, coats, lingerie, hosiery, shoes and accessories.

         At January 31, 2003, the Company had approximately 3,600 employees, 73% of whom were employed on a part-time basis. The Company has a collective bargaining agreement with the United Paperworkers International Union, Philadelphia Local 286 ("UPIU") that expires on December 31, 2004. The UPIU represents the Company's warehouse employees. The collective bargaining agreement covers approximately 89 employees. The Company considers its employee relations to be good.

Competition

         The retail sale of apparel is an extremely competitive business with numerous individual and chain store competitors, including specialty shops as well as regional and national department store chains. Many of the Company's competitors are considerably larger than the Company and have substantially greater financial and other resources.

         The primary elements of competition are merchandise style, selection, quality, display and price, as well as store location and design. The Company believes that its strategy for the DEB stores of specializing in the junior and plus-size sportswear market and its ability to effect volume purchases are important elements in its operations. Brand name merchandise is not a significant factor in the Company's sales.

Atlantic Books

         The Atlantic Books chain ("BMI") was acquired in October 1995, and was sold effective as of September 30, 2001. For a discussion of the results of operations of the book business for the period ended September 30, 2001, and the effect of the sale of the book business on the Company, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

           The Company's principal Internet address is www.debshops.com. The Company makes available free of charge on www.debshops.com its annual, quarterly, and current reports, and amendments to those reports, including exhibits thereto, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission ("SEC").

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

         The following table shows the current expiration dates of executed store leases, existing at January 31, 2003. In many cases, the Company has renewal options.

           Calendar Years                          Number of Leases Expiring
           --------------                          -------------------------

           2003 - 2004...........................              75
           2005 - 2006...........................              63
           2007 - 2008...........................              77
           2009 - 2010...........................              34
           2011 - 2012...........................              31
           2013 - 2014...........................              30
           2015 and thereafter...................              17
                                                              ---
                           Total.................             327
                                                              ---


         The Company leases its warehouse, distribution and office space, aggregating 280,000 square feet, pursuant to a lease that, as amended, expires in 2007. This facility is a modern, one-story industrial building situated on approximately 20 acres in the northeast section of Philadelphia, Pennsylvania. See Item 13. Certain Relationships and Related Transactions.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

         Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2003.

         The executive officers of the Company, each of whom serves at the discretion of the Board of Directors, are as follows:

Name                 Age  Position with Company                                       Officer Since
----                 ---  ---------------------                                       -------------

Marvin Rounick       63   Director, President and Chief Executive Officer                  1973
Warren Weiner        59   Director, Executive Vice President, Secretary and Treasurer      1973
Allan Laufgraben     64   Senior Vice President, Merchandising                             1995
Lewis Lyons          49   Senior Vice President, Finance, and Assistant Secretary          1992
Barry J. Susson      40   Chief Financial Officer                                          2003
Barry Vesotsky       57   Vice President, Merchandising                                    1981
Stanley A. Uhr       57   Vice President, Real Estate and Corporate Counsel                1988
Stephen P. Smith     43   Vice President, Information Systems                              1998
Joan M. Nolan        50   Controller                                                       1998

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

         Allan Laufgraben has been employed by the Company since December 1995, as Senior Vice President, Merchandising.

         Lewis Lyons has been employed by the Company since 1990. Since February 2003, he has served as Senior Vice President, Finance and from October 2, 1995, also as Assistant Secretary. From May 1993 to February 2003, he served as Vice President, Finance and Chief Financial Officer.

         Barry J. Susson has been employed by the Company since February 2003, as Chief Financial Officer. From September 2000 to January 2003, he was Vice President of Finance of Forman Mills, Inc.; from October 1998 to August 2000, he was Executive Vice President and Chief Financial Officer of Dollar Express, Inc. and from July 1984 to September 1998, he was employed by Ernst & Young LLP, where from October 1, 1992, he was a Senior Manager.

         Barry Vesotsky has been employed by the Company since 1970. Since 1981, he has served as Vice President, Merchandising.

         Stanley A. Uhr has been employed by the Company since 1987. Since March 1988, he has served as Vice President, Real Estate and Corporate Counsel.

         Stephen P. Smith has been employed by the Company since 1985. From 1985 to 1994, he served as a programmer and systems analyst; from 1994 to 1995, as Manager - Information Systems; from 1995 to 1998, as Director - Information Systems and from May 27, 1998, as Vice President - Information Systems.

         Joan M. Nolan has been employed by the Company since November 1998, as Controller. From July 1997 to July 1998, she was an accounting manager with Innovest Group, Inc., and from May 1975 to July 1996, she was Assistant to the Treasurer for Strawbridge & Clothier.

                                     PART II
                                     -------

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters


Market Information

         The Company's Common Stock is traded on the NASDAQ National Market under the symbol: DEBS.

         The following table sets forth quarterly high and low sales prices for the two most recent fiscal years:

2003                                           High              Low
----                                           ----              ---

First Quarter                                $29.990           $23.650
Second Quarter                               $33.779           $27.320
Third Quarter                                $29.100           $19.110
Fourth Quarter                               $26.469           $20.000


2002                                           High              Low
----                                           ----              ---

First Quarter                                $22.700           $15.500
Second Quarter                               $24.200           $18.000
Third Quarter                                $25.750           $19.230
Fourth Quarter                               $26.850           $22.670



Holders

         As of April 10, 2003, there were 194 record holders and approximately 1,291 beneficial holders of the Company's Common Stock.

Dividends

         The Company paid regular quarterly dividends for each of the two most recent fiscal years. The per-share amount of the quarterly dividends paid in each of the first two quarters of fiscal 2002 was $0.05 and in each of the last two quarters of fiscal 2002 and in each of the first two quarters of fiscal 2003 was $0.075. The per-share amount of the quarterly dividends paid in each of the last two quarters of fiscal 2003 was $0.10. The Company also paid special dividends of $0.05 per share in the third quarters of fiscal 2002 and 2003. The Company currently intends to follow a policy of regular quarterly dividends, subject to earnings, capital requirements and the operating and financial condition of the Company, among other factors.

Item 6.  Selected Financial Data

         The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the consolidated financial statements, related notes, and other financial information included herein.


                        Deb Shops, Inc. and Subsidiaries
                        Consolidated Financial Highlights

                                                                              Year Ended January 31,
                                                    ----------------------------------------------------------------------------
(in thousands, except per-share data)                       2003           2002            2001           2000           1999
--------------------------------------------------------------------------------------------------------------------------------

Net sales                                                 $317,722       $307,582        $287,263       $270,032       $234,724
Gross margin                                               110,171        107,257          97,206         92,634         70,710
Operating income                                            39,097         33,439          34,477         35,566         21,312
Net income                                                  25,488         23,590          24,841         24,462         15,496
Net income per common share - basic                           1.86           1.74            1.85           1.84           1.18
Net income per common share - diluted                         1.84           1.73            1.83           1.81           1.17
Weighted average shares outstanding - basic                 13,672         13,546          13,379         13,230         13,057
Weighted average shares outstanding - diluted               13,815         13,629          13,519         13,494         13,215
Total assets                                               213,390        195,943         172,916        148,271        119,026
Capital lease obligation - long-term                           ---            ---             301            741          1,099
Shareholders' equity                                       178,038        157,958         137,759        114,818         92,157
Book value per share at year end                             13.01          11.59           10.23           8.61           6.98
Cash dividends declared per share of
  common stock                                                .425           .325             .20            .20            .20



Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

         The Company operates women's specialty retail apparel stores offering popularly priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories, shoes and novelty items for junior and plus-sizes. The Company also operates Tops 'N Bottoms stores which sell moderately priced men's and women's apparel.


         Effective as of September 30, 2001, the Company sold the stock of its subsidiary, Books Management, Inc. ("BMI"). For the eight months ended September 30, 2001, BMI had net sales of $11,897,000 and operating income of $662,000. As a result of the transaction, the Company recorded a pretax loss of $7,381,000 ($4,611,000 net of tax, or a loss per share of ($0.34)).

         Results of operations for the Company for the fiscal years ended January 31, 2003 ("fiscal 2003"), 2002 ("fiscal 2002") and 2001 ("fiscal 2001"), are discussed below on a consolidated basis and separately for the apparel business to provide relevant information concerning the Company's retail apparel store business.

Results of Operations - Consolidated

         Consolidated net sales increased $10,139,000 (3.3%) to $317,722,000 in fiscal 2003 from $307,582,000 in fiscal 2002, and increased $20,319,000 (7.1%)
in fiscal 2002 over fiscal 2001. The increases in fiscal 2003 and 2002 were the result of increased sales in the apparel division.

         The changes in net sales, cost of sales, selling and administrative expenses and operating income are more fully described in the section on the apparel business that follows.

         Other income, principally interest, decreased ($2,037,000) (52.2%) to $1,864,000 in fiscal 2003 from $3,901,000 in fiscal 2002 and decreased ($1,364,000) (25.9%) in fiscal 2002 compared to fiscal 2001. Other income is offset by losses on disposition of fixed assets. The decrease in both fiscal periods was primarily the result of declining interest rates, partially offset by higher cash balances.

         Income before income taxes increased $3,621,000 (9.7%) to $40,960,000 in fiscal 2003 from $37,340,000 in fiscal 2002 and decreased ($2,401,000) (6.0%)
in fiscal 2002 compared to fiscal 2001. The increase in fiscal 2003 is primarily due to the loss from the sale of BMI recorded in fiscal 2002. Increases in cost of sales and selling and administrative expenses and a reduction in other income were the primary contributors to the overall decline in income before income taxes after considering the loss on the sale of BMI in fiscal 2002. The decrease in fiscal 2002 was due to the loss on the sale of BMI and a reduction in other income that offset an increase in operating income before the effect of the BMI loss. The effective income tax rate was 37.8% for fiscal 2003, 36.8% for fiscal 2002 and 37.5% for fiscal 2001. The effective income tax rates for fiscal 2003, fiscal 2002 and fiscal 2001 are greater than the statutory federal rate, primarily as the result of state income tax expense, partially offset by tax-exempt interest.

Results of Operations - Apparel Business

         Net sales increased $22,037,000 (7.5%) to $317,722,000 in fiscal 2003 from $295,685,000 in fiscal 2002 and increased $26,075,000 (9.7%) in fiscal 2002 over fiscal 2001. The increase in fiscal 2003 resulted primarily from an increase in the number of stores in operation. Comparable store sales increased 0.1% during the period. The increase in fiscal 2002 resulted primarily from an increase in the number of stores in operation and, to a lesser extent, from an increase in comparable store sales of 3.8%.


The following table sets forth certain store information:

                                                             Store Data(1)
                                                          Year Ended January 31,
                                                      -----------------------------------------
                                                        2003            2002              2001
                                                        ----            ----              ----
Stores open at end of the year                           327             309               291
Average number in operation during the year              320             295               290
Average net sales per store (in thousands)              $994          $1,002              $930
Average operating income per store (in thousands)       $122          $  138              $121
Comparable store sales(2) - percent change              0.1%            3.8%              1.5%

---------------------------------
(1) Includes Tops 'N Bottoms stores

(2) Comparable store sales includes stores opened for both periods, in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         Cost of sales, including buying and occupancy costs, increased $15,742,000 (8.2%) to $207,526,000 in fiscal 2003 from $191,784,000 in fiscal
2002, and increased $14,968,000 (8.5%) in fiscal 2002 over fiscal 2001. The fiscal 2003 and fiscal 2002 increases in cost of sales, including buying and occupancy costs, are principally due to the increases in net sales. As a percentage of net sales, these costs were 65.3% for fiscal 2003, 64.9% for fiscal 2002 and 65.6% for fiscal 2001. For fiscal 2003, the increase in cost of sales, including buying and occupancy costs, as a percentage of net sales, was due to decreased margins in the fourth quarter. For fiscal 2002, the decrease in cost of sales, including buying and occupancy costs, as a percentage of net sales, was primarily the result of increased margins. Buying and occupancy costs were 15.7%, 15.6% and 15.4% of net sales for the fiscal years 2003, 2002 and 2001, respectively.

         Selling and administrative expenses increased $7,404,000 (12.4%) to $67,184,000 in fiscal 2003 from $59,780,000 in fiscal 2002, and increased $6,226,000 (11.6%) in fiscal 2002 over fiscal 2001. The increases in these expenses for fiscal 2003 and fiscal 2002 are mainly due to increased costs of personnel and benefits, partially resulting from an increase in the number of stores in operation. As a percentage of net sales, these expenses were 21.1%, 20.2% and 19.9% during fiscal 2003, 2002 and 2001, respectively.

         Depreciation expense increased $283,000 (8.0%) to $3,811,000 in fiscal 2003 from $3,528,000 in fiscal 2002, and decreased ($648,000) in fiscal 2002 compared to fiscal 2001. The increase in fiscal 2003 was due to the additional fixed assets placed into service from the net opening of 18 new stores. The decrease in fiscal 2002 from fiscal 2001 was principally attributable to the accelerated write-off of leasehold improvements in fiscal 2001.

         Operating income decreased ($1,393,000) (3.4%) to $39,201,000 in fiscal 2003 from $40,594,000 in fiscal 2002, and increased $5,529,000 (15.8%) in fiscal
2002 from fiscal 2001. As a percentage of net sales, operating income was 12.3% in fiscal 2003, 13.7% in fiscal 2002 and 13.0% in fiscal 2001. The decrease in fiscal 2003 versus fiscal 2002 was due to the aforementioned decrease in gross profit margin and increase in selling and administrative expenses. The fiscal 2002 versus fiscal 2001 increase was primarily the result of increased margins.

Liquidity and Capital Resources - Consolidated

         As of January 31, 2003, the Company had cash and cash equivalents of $152,617,000 compared to $135,252,000 as of January 31, 2002, and $111,649,000
as of January 31, 2001. These funds are invested principally in money market mutual funds and short-term municipal bonds, all of which are fully insured or guaranteed by letters of credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.

         During the past three fiscal years, the Company internally funded all of its operating needs, including capital expenditures for the opening of new stores and the remodeling of existing stores. Total cash provided by operating activities, for fiscal 2003, 2002 and 2001, was $27,612,000, $32,341,000 and
$28,380,000, respectively. For fiscal 2003, cash provided by operations was the result of net income increased by depreciation and a reduction in inventory, offset by a net decrease in accounts payable and accrued expenses. For fiscal 2002, cash provided by operations was the result of net income adjusted for the loss on the sale of BMI and noncash charges for depreciation and amortization and changes in operating assets and liabilities, including an increase in trade accounts payable and income taxes payable offset by an increase in merchandise inventories. For fiscal 2001, cash provided by operating activities was the result of net income increased by noncash charges for depreciation and amortization and changes in operating assets and liabilities, including a decrease in prepaid expenses and an increase in trade accounts payable offset by an increase in merchandise inventories. The inventory turnover rate for the apparel business was approximately 3.0, 3.2 and 3.4 times for fiscal 2003, 2002 and 2001, respectively.

         Net cash used in investing activities was $4,841,000, $5,256,000 and $4,781,000 for fiscal 2003, 2002 and 2001, respectively. During these fiscal years, these funds were principally used for the opening of new stores and the remodeling of existing stores and in fiscal 2002 were partially offset by the proceeds from the sale of BMI.

            Net cash used in financing activities was $5,406,000, $3,482,000 and $2,258,000 for fiscal 2003, 2002 and 2001, respectively. During these fiscal years, these funds were principally used for the payment of dividends on preferred and common stock, partially offset by the proceeds from the exercise of stock options.

         The Company believes that internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs. The Company had an unsecured line of credit in the amount of $20,000,000 as of January 31, 2003. Of this amount, $664,000 was outstanding as letters of credit for the purchase of inventory. The Company leases its retail apparel stores, warehouse and office building for periods ranging from one to 20 years. Following is a summary of the Company's contractual obligations for minimum rental payments on its non-cancelable operating leases and minimum payments on its other commitments as of January 31, 2003:

                                                       Payments Due by Period
                                           Within 1             1 - 3               4 - 5             After 5
                        Total                year               years               years              years
                 ---------------------------------------------------------------------------------------------------

Operating
  Leases          $      144,062,000  $      24,148,000   $      40,306,000   $      31,623,000   $     47,985,000
Other
  commitments                664,000            664,000                  --                  --                 --
                 ---------------------------------------------------------------------------------------------------

    Total         $      144,726,000  $      24,812,000   $      40,306,000   $      31,623,000   $     47,985,000
                 ===================================================================================================

Seasonal Nature of Operations

         During fiscal 2003, approximately 52% and 59% of the Company's net sales and net income occurred during the last six months, as compared to 54% and 69% of the Company's net sales and net income before effect of the loss on the sale of BMI, respectively, for fiscal 2002. The last six months include the Back-to-School and Christmas selling seasons. See "Quarterly Financial Information (Unaudited)" and the preceding discussion on "Results of Operations-Apparel Business."

Critical Accounting Policies

         The financial statements and accompanying notes included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States. This requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on historical experience, analysis of current trends, and various other factors that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.

         Periodically, the Company's accounting policies, assumptions, and estimates are reevaluated and adjustments are made when facts and circumstances warrant. Historically, actual results have not differed materially from those determined using required estimates. The Company's significant accounting policies are described in the notes accompanying the financial statements included elsewhere in this report. However, the Company considers the following accounting policies to be more dependent on the use of estimates and assumptions.

         Revenue Recognition

          Revenue from merchandise sales is net of returns and allowances and excludes sales tax. The provisions of the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," have been applied, and as a result, a reserve is provided for estimated future sales returns that is based on an analysis of actual returns received following the end of each fiscal period. The Company also defers the recognition of layaway sales to the date of delivery. A change in the actual rate of sales returns and layaway sales experience would affect the amount of revenue recognized.

         Inventories

          Merchandise inventories are valued at the lower of cost or market as determined by the retail inventory method (first-in, first-out method), which is an averaging method that is widely used in the retail industry. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are adjusted based on the effect of markdowns and shrinkage relating to the Company's retail inventories. The use of the RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. The RIM calculation involves certain significant management judgments and estimates including, among others, initial merchandise pricing, markup, markdowns, and shrinkage, all of which affect the ending inventory valuation at cost as well as resulting gross margins. Events such as store closings, liquidations, and the general economic environment for retail apparel sales could result in an increase in the level of markdowns, which under the RIM would result in lower inventory values and an increase to cost of goods sold as a percentage of net sales in future periods. In addition, failure to estimate markdowns currently would result in an overstatement of inventory cost under the lower of cost or market principle.

         Income Taxes

         As part of the periodic financial statement closing process, the Company estimates its income tax liability and assesses the recoverability of deferred tax assets. Income taxes payable are estimated based on enacted tax rates applied to the income expected to be taxed currently. The realizability of deferred tax assets is assessed based on the availability of carrybacks of future deductible amounts and the projection of future taxable income. The Company cannot guarantee that it will be profitable in future years. Historically there have not been significant differences between the estimated tax accrual versus actual amounts.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         See the first paragraph under the caption "Liquidity and Capital Resources - Consolidated" in this Annual Report on Form 10-K for a discussion regarding quantitative and qualitative disclosures about market risk.

Item 8.  Financial Statements and Supplementary Data



                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Deb Shops, Inc.


We have audited the accompanying consolidated balance sheets of Deb Shops, Inc. and subsidiaries as of January 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deb Shops, Inc. and subsidiaries at January 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                              ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 5, 2003

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Year Ended January 31,
                                                     ------------------------------------------------------------------------
                                                              2003                    2002                    2001
-----------------------------------------------------------------------------------------------------------------------------


Net sales                                                      $317,721,720            $307,582,342             $287,263,105
                                                     ------------------------------------------------------------------------

Costs and expenses:
 Cost of sales, including buying
    and occupancy costs                                         207,550,269             200,324,875              190,057,520
 Selling and administrative                                      67,205,182              62,511,260               57,992,175
 Depreciation and amortization                                    3,869,277               3,925,895                4,736,679
 Loss on sale of subsidiary                                             ---               7,381,152                      ---
                                                     ------------------------------------------------------------------------
                                                                278,624,728             274,143,182              252,786,374

Operating income                                                 39,096,992              33,439,160               34,476,731
Other income, principally interest                                1,863,502               3,900,582                5,264,089
                                                     ------------------------------------------------------------------------
Income before income taxes                                       40,960,494              37,339,742               39,740,820
Income tax provision                                             15,472,000              13,750,000               14,900,000
                                                     ------------------------------------------------------------------------
Net income                                                     $ 25,488,494            $ 23,589,742             $ 24,840,820
                                                     ========================================================================

Net income per common share
                 Basic                                             $   1.86                $   1.74                 $   1.85
                                                     ========================================================================
                 Diluted                                           $   1.84                $   1.73                 $   1.83
                                                     ========================================================================

Weighted average number of
    common shares outstanding
                 Basic                                           13,672,073              13,546,132               13,378,666
                                                     ========================================================================
                 Diluted                                         13,815,059              13,628,621               13,518,653
                                                     ========================================================================


See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                January 31,
                                                                                ---------------------------------------------
                                                                                         2003                   2002
-----------------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets
  Cash and cash equivalents                                                            $152,617,355             $135,251,663
  Merchandise inventories                                                                29,911,290               31,041,713
  Prepaid expenses and other                                                              2,692,479                2,863,473
  Deferred income taxes                                                                   1,453,227                1,240,047
                                                                                ---------------------------------------------
    Total current assets                                                                186,674,351              170,396,896

Property, Plant and Equipment - at cost
  Land                                                                                      150,000                  150,000
  Buildings                                                                               2,365,697                4,347,697
  Leasehold improvements                                                                 42,135,335               39,058,583
  Furniture and equipment                                                                17,619,473               17,025,868
                                                                                ---------------------------------------------
                                                                                         62,270,505               60,582,148

  Less accumulated depreciation and amortization                                         42,409,030               41,554,322
                                                                                ---------------------------------------------
                                                                                         19,861,475               19,027,826
Other Assets
  Deferred income taxes                                                                   4,892,273                4,306,068
  Other                                                                                   1,962,223                2,212,223
                                                                                ---------------------------------------------
    Total other assets                                                                    6,854,496                6,518,291
                                                                                ---------------------------------------------
                                                                                       $213,390,322             $195,943,013
                                                                                =============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                                                $21,616,666              $24,222,316
  Accrued expenses and other                                                              9,864,161                9,417,972
  Income taxes payable                                                                    3,871,945                4,344,448
                                                                                ---------------------------------------------
    Total current liabilities                                                            35,352,772               37,984,736

Shareholders' Equity
  Series A preferred stock, par value $1.00 per share:
    Authorized - 5,000,000 shares
    Issued and outstanding - 460 shares,
      liquidation value $460,000                                                                460                      460
  Common stock, par value $.01 per share:
    Authorized - 50,000,000 shares
    Issued - 15,688,290 shares                                                              156,883                  156,883
  Additional paid-in capital                                                              5,864,790                5,864,790
  Retained earnings                                                                     184,440,137              164,732,974
                                                                                ---------------------------------------------
                                                                                        190,462,270              170,755,107
  Less common treasury shares, at cost -
    2003: 2,003,390; 2002: 2,063,390                                                     12,424,720               12,796,830
                                                                                ---------------------------------------------
                                                                                        178,037,550              157,958,277
                                                                                ---------------------------------------------
                                                                                       $213,390,322             $195,943,013
                                                                                =============================================

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                      Additional
                                                    Preferred     Common       Paid-In          Retained          Treasury
                                                      Stock        Stock       Capital          Earnings           Stock
                                                   ------------------------------------------------------------------------------

Balances  February 1, 2000                             $460        $156,883     $5,864,790       $123,390,856      ($14,595,264)
Net income                                                                                         24,840,820
Dividends on preferred stock ($120 per share)                                                         (55,200)
Dividends on common stock ($.20 per share)                                                         (2,680,130)
Stock options exercised                                                                                (1,035)          837,149
                                                   ------------------------------------------------------------------------------
Balances  January 31, 2001                             460          156,883      5,864,790        145,495,311       (13,758,115)
Net income                                                                                         23,589,742
Dividends on preferred stock ($120 per share)                                                         (55,200)
Dividends on common stock ($.325 per share)                                                        (4,410,593)
Stock options exercised                                                                               113,714           961,285
                                                   ------------------------------------------------------------------------------
Balances  January 31, 2002                              460         156,883      5,864,790        164,732,974       (12,796,830)
Net income                                                                                         25,488,494
Dividends on preferred stock ($120 per share)                                                         (55,200)
Dividends on common stock ($.425 per share)                                                        (5,816,085)
Stock options exercised                                                                                47,890           372,110
Tax benefit from exercise of stock options                                                             42,064
                                                   ------------------------------------------------------------------------------
Balances  January 31, 2003                             $460        $156,883     $5,864,790       $184,440,137      ($12,424,720)
                                                   ==============================================================================


See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year Ended January 31,
                                                                   ----------------------------------------------------------------
                                                                         2003                  2002                   2001
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
 Net income                                                          $ 25,488,494            $ 23,589,742           $ 24,840,820
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                                        3,869,277               3,925,895              4,736,679
   Deferred income tax (benefit) provision                               (799,000)                 13,000                (56,000)
   Loss on retirement of property,
       plant and equipment                                                138,021                 116,274                199,570
   Loss on sale of subsidiary                                                 ---               4,611,152                  ---
   Changes in operating assets and liabilities,
       net of disposition of BMI:
    Decrease (increase) in merchandise inventories                      1,130,423              (8,073,992)            (4,467,339)
    Decrease in prepaid expenses and other                                170,609                 164,556              1,064,849
    (Decrease) increase in trade accounts payable                      (2,605,650)              5,550,856              3,128,250
    Increase (decrease) in accrued expenses and other                     650,684              (1,361,967)              (455,946)
    (Decrease) increase in income taxes payable                          (430,439)              3,805,517               (610,881)
                                                                   ----------------------------------------------------------------
   Net cash provided by operating activities                           27,612,419              32,341,033             28,380,002
                                                                   ----------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property, plant and equipment                           (4,840,947)             (6,264,862)            (4,780,694)
  Proceeds from sale of subsidiary, net of cash retained                      ---               1,008,769                    ---
                                                                   ----------------------------------------------------------------
     Net cash used in investing activities                             (4,840,947)             (5,256,093)            (4,780,694)
                                                                   ----------------------------------------------------------------

Cash flows from financing activities:
  Preferred stock cash dividends paid                                     (55,200)                (55,200)               (55,200)
  Common stock cash dividends paid                                     (5,469,463)             (4,062,220)            (2,680,130)
  Proceeds from exercise of stock options                                 420,000               1,074,999                836,114
  Principal payments under capital lease obligation                      (301,117)               (439,400)              (358,782)
                                                                   ----------------------------------------------------------------
     Net cash used in financing activities                             (5,405,780)             (3,481,821)            (2,257,998)
                                                                   ----------------------------------------------------------------

 Increase in cash and cash equivalents                                 17,365,692              23,603,119             21,341,310
 Cash and cash equivalents at beginning of year                       135,251,663             111,648,544             90,307,234
                                                                   ----------------------------------------------------------------
 Cash and cash equivalents at end of year                            $152,617,355            $135,251,663           $111,648,544
                                                                   ================================================================

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
    Interest on capital lease obligation                            $         --             $    110,600           $    191,215
                                                                   ================================================================
    Income taxes, net                                               $  15,072,466            $ 12,117,156           $ 13,805,344
                                                                   ================================================================


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

Background: The Company sells popularly priced fashion apparel for junior and plus-sized females and males through 327 stores. The Company's stores are located in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States.

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

Revenue Recognition: Revenue from merchandise sales is net of returns and allowances and excludes sales tax.

Inventories: All apparel merchandise inventories are stated at the lower of cost (first-in, first-out method) or market, as determined by the retail inventory method.

Property, Plant and Equipment: The provisions for depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of ten years or the remaining term of the lease. Furniture and equipment is depreciated over the lesser of seven years or the remaining term of the lease. Gain or loss on disposition of property, plant and equipment is included in other income. Depreciation and amortization of property, plant and equipment, which includes amortization on a capitalized lease asset, was $3,869,000, $3,783,000 and $4,522,000, for the years ended January 31, 2003, 2002 and 2001, respectively.

Cost of Sales: Cost of sales includes the cost of merchandise, buying (including freight costs) and occupancy costs. The cost of handling merchandise is included in selling and administrative costs.

Statements of Cash Flows: The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents. Included in cash and cash equivalents at January 31, 2003 is $151,593,000 of investments in money market mutual funds and short-term municipal bonds. These investments are carried at cost, which approximates market.

Impact of Recent Accounting Pronouncements: On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods for a voluntary transition to the fair-value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair-value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair-value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 148's amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The Company has adopted the annual financial statement disclosure requirements of SFAS 148 in fiscal 2003 and will adopt the interim financial statement disclosure requirements in the first quarter of fiscal 2004. The Company will continue to follow APB 25 and related interpretations in accounting for its employee stock-based compensation.



- B - LOSS ON SALE OF SUBSIDIARY

         Effective September 30, 2001, the Company sold the stock of its subsidiary, Books Management, Inc. ("BMI"). For the eight months ended September 30, 2001, BMI had net sales of $11,897,000 and operating income of $662,000. As a result of the transaction, the Company recorded a pretax loss of $7,381,000 ($4,611,000 net of tax, or a loss per share of ($0.34)).

- C - EARNINGS PER SHARE

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations:

                                                                  Year Ended January 31,
                                      ---------------------------------------------------------------------------
                                                2003                     2002                   2001
                                      ---------------------------------------------------------------------------

Net income                                   $25,488,494              $23,589,742           $24,840,820

Dividends on preferred stock                     (55,200)                 (55,200)              (55,200)
                                      ---------------------------------------------------------------------------

Income available to
  common shareholders                        $25,433,294              $23,534,542           $24,785,620
                                      ===========================================================================

Basic weighted average
  number of common
  shares outstanding                          13,672,073               13,546,132            13,378,666

Effect of dilutive stock options                 142,986                   82,489               139,987
                                      ---------------------------------------------------------------------------

Diluted weighted average
  number of common
  shares outstanding                          13,815,059               13,628,621            13,518,653
                                      ===========================================================================

- D - INCOME TAXES

         Income tax provision consists of the following components:

                                                                        Year Ended January 31,
                                                  -------------------------------------------------------------------
                                                         2003                    2002                   2001
---------------------------------------------------------------------------------------------------------------------
Current:
 Federal.......................................      $13,848,000              $12,132,000            $13,200,000
 State.........................................        2,423,000                1,605,000              1,756,000
                                                  -------------------------------------------------------------------
                                                      16,271,000               13,737,000             14,956,000
Deferred:
 Federal.......................................         (623,000)                  10,000                (49,000)
 State.........................................         (176,000)                   3,000                 (7,000)
                                                  -------------------------------------------------------------------
                                                        (799,000)                  13,000                (56,000)
                                                  -------------------------------------------------------------------
                                                     $15,472,000              $13,750,000            $14,900,000
                                                  ===================================================================

         A reconciliation of the Company's effective income tax rate with the statutory federal rate follows:

                                                                        Year Ended January 31,
                                                    ----------------------------------------------------------------
                                                          2003                2002                   2001
--------------------------------------------------- ----------------- --------------------- ------------------------

Tax provision at statutory rate                        $14,336,000          $13,069,000          $13,909,000
State income taxes, net of federal income
   tax benefit                                           1,461,000            1,045,000            1,128,000
Other                                                     (325,000)            (364,000)            (137,000)
                                                    ----------------- --------------------- ------------------------
                                                       $15,472,000          $13,750,000          $14,900,000
                                                    ================= ===================== ========================


         Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. The components of deferred tax assets and liabilities are as follows:

                                                                                January 31,
                                                        ------------------------------------------------------------
                                                                   2003                           2002
--------------------------------------------------------------------------------------------------------------------

Deferred tax assets
         Depreciation and amortization                         $4,976,000                      $4,340,000
         Uniform cost capitalization                              852,000                         746,000
         Accrued expenses and other                               694,000                         605,000
         Deferred rent                                            212,000                         174,000
                                                        ------------------------------------------------------------
                                                                6,734,000                       5,865,000
Deferred tax liabilities
         Prepaid expenses                                        (305,000)                       (286,000)
         Other                                                    (84,000)                        (33,000)
                                                        ------------------------------------------------------------
                                                                 (389,000)                       (319,000)
                                                        ------------------------------------------------------------
                                                               $6,345,000                      $5,546,000
                                                        ============================================================



- E - LEASES

         The Company leases all of its retail apparel stores for periods ranging from one to 20 years, including renewal options. In most instances, the Company pays real estate taxes, insurance and maintenance costs on the leased properties and contingent rentals based upon a percentage of sales.

         The warehouse and office building occupied by the Company is leased from a partnership whose partners include three of the Company's directors including the President and Executive Vice President. The original expiration date was June 14, 2002; however, the lease was amended to extend its term through June 14, 2007. The amended arrangement is accounted for as an operating lease. Prior to the extension, the agreement was classified as a capital lease. At January 31, 2002, the underlying warehouse and office building had a net book value of $33,000 and the lease had net minimum rental commitments of $301,000. Rent expense recognized in conjunction with the operating lease in fiscal 2003 was $321,000. Interest expense related to the capital lease obligation amounted to $111,000 and $191,000 for the years ended January 31, 2002 and 2001, respectively, and is included in selling and administrative expenses.

         Future minimum rental commitments for all non-cancelable leases at January 31, 2003 are as follows:
                                                                  Operating
                                                                   Leases
-------------------------------------------------------------------------------

2004....................................                       $ 24,148,000
2005....................................                         21,265,000
2006....................................                         19,041,000
2007....................................                         17,811,000
2008....................................                         13,812,000
Thereafter..............................                         47,985,000
                                                                 ----------

Total minimum rental commitments                               $144,062,000
                                                               ------------




         Total rental expense under operating leases amounted to $26,235,000, $25,135,000 and $23,102,000 in fiscal 2003, 2002 and 2001, respectively. Such amounts include contingent rentals based upon a percentage of sales of $2,464,000, $2,532,000 and $2,370,000 in fiscal 2003, 2002 and 2001, respectively.

- F- STOCK OPTION PLAN

         In February 2002, the Company adopted the Deb Shops, Inc. Incentive Stock Option Plan As Amended and Restated Effective January 1, 2002 (the "Plan"). The Board of Directors, together with the Company's Stock Option and Compensation Committees, administer the Plan. Under the Plan, options to purchase up to 3,000,000 shares of the Company's common stock, par value $.01 per share, may be granted to employees or non-employee directors on the basis of contributions to the operations of the Company. The price payable for the shares of common stock under each stock option are fixed by the Board or the applicable Committee at the time of grant, but will be no less than 100% of the fair market value of the Company's common stock at the time the stock option is granted. Options are exercisable commencing one year after the date of grant, subject to such vesting requirements as the Board or the applicable Committee may specify. The granted options expire through February 2009. There were 773,500 options reserved for future grant under the Plan as of January 31, 2003.

                                                                                 Weighted
                                                                                 Average
                                                               Options           Exercise Price
                                                               -------           --------------

Outstanding, February 1, 2000                                     355,000           $  6.11
               Exercised.............................            (135,000)            (6.19)
               Cancelled.............................              (5,000)            (7.00)
                                                          -----------------------------------------
Outstanding, January 31, 2001........................             215,000              6.95
               Exercised.............................            (155,000)            (6.94)
                                                          -----------------------------------------
Outstanding, January 31, 2002........................              60,000              7.00
               Granted...............................           1,426,500             23.77
               Exercised.............................             (60,000)            (7.00)
               Cancelled.............................             (45,000)           (23.75)
                                                          -----------------------------------------
Outstanding, January 31, 2003........................           1,381,500           $ 23.77
                                                          =========================================

           The remaining contractual life of the outstanding options ranges from
4.1 to 6.1 years. None of the options were exercisable as of January 31, 2003.

         The Company applies APB 25 and related interpretations in accounting for the Plan. In 1996, the FASB issued SFAS 123, which established a fair-value method of accounting for stock-based compensation plans. Consistent with the provisions of SFAS 123, the Company continued to account for stock-based compensation using the intrinsic value method, while disclosing the impact that the recognition of compensation cost consistent with the provisions SFAS 123 would have had on the financial statements. As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of SFAS 148 in fiscal 2003. The Company continues to account for stock-based compensation using the intrinsic value method, and has adopted the additional disclosure requirements of SFAS 148 in the current year.

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The model used the following assumptions:

-------------------------------- --------------------------- ----------------------------
                                     Fiscal 2003 grants          Fiscal 1999 grants
                                     ------------------          ------------------
-------------------------------- --------------------------- ----------------------------
Expected life                            Five years                  Five years
-------------------------------- --------------------------- ----------------------------
Risk-free interest rate                     4.3%                         4.2%
-------------------------------- --------------------------- ----------------------------
Volatility                                 42.4%                        41.7%
-------------------------------- --------------------------- ----------------------------
Dividend yield                              1.7%                         2.9%
-------------------------------- --------------------------- ----------------------------

         For purposes of pro forma disclosure, the estimated fair value of the options, $8.84 for the fiscal 2003 grants and $2.34 for the fiscal 1999 grants, is amortized to expense over the assumed vesting period of the options.

         Had the Company recognized compensation cost for the Plan consistent with the provisions of SFAS 123, the Company's net income and basic and diluted net income per common share would have been adjusted to the following pro forma amounts:

                                                                            Year Ended January 31,
                                                                            ----------------------

                                                                   2003              2002              2001
                                                             -----------------------------------------------------

 Net income as reported                                        $25,488,494       $23,589,742       $24,840,820
 Stock-based employee compensation cost                         (4,038,246)               --          (191,197)
                                                             -----------------------------------------------------
 Pro forma net income                                          $21,450,248       $23,589,742       $24,649,623
                                                             =====================================================

 Basic net income per common share, as reported                $      1.86       $      1.74       $      1.85
 Pro forma basic net income per common share                   $      1.56       $      1.74       $      1.84

 Diluted net income per common share, as reported              $      1.84       $      1.73       $      1.83
 Pro forma diluted net income per common share                 $      1.56       $      1.73       $      1.83

- G- COMMITMENTS AND CONTINGENCIES

         The Company had an unsecured line of credit in the amount of $20,000,000. As of January 31, 2003, $664,000 was outstanding as letters of credit for the purchase of inventory.

         Two of the Company's employees have employment agreements that provide, among other things, a base salary plus bonuses of 4% and 2%, respectively, of the improvement in the operating results of the Company's apparel business. No such bonuses were earned for the fiscal year ended January 31, 2003. The agreements are applicable through fiscal 2007.

         Bonuses of $332,000 were earned under similar agreements for fiscal 2002 and are included in accrued expenses on the accompanying consolidated balance sheet as of January 31, 2002.

         The Company is subject to legal proceedings, employment issues and claims that arise in the ordinary course of its business. In the opinion of management, after consultation with outside legal counsel, the ultimate disposition of such proceedings is not expected to have a materially adverse effect on the Company's consolidated financial position or results of operations.

                                 Deb Shops, Inc.
                         Quarterly Financial Information
                                   (Unaudited)

(amounts in thousands, except per share data)            First            Second            Third            Fourth
                                                        Quarter           Quarter          Quarter          Quarter
------------------------------------------------------------------------------------------------------------------------

Net sales
  2003                                                 $76,964          $76,682           $81,232           $82,843
  2002                                                 $70,011          $72,490           $80,465           $84,616

Cost of sales, including buying
  and occupancy costs
  2003                                                 $55,629          $47,807           $58,572           $45,543
  2002                                                 $51,097          $47,523           $57,917           $43,788

Net income (loss)
  2003                                                 $ 3,284          $ 7,268           $ 3,255           $11,682
  2002                                                 $ 2,974          $ 5,788          ($   289)(1)       $15,117

Basic net income (loss) per share
  2003                                                 $   .24          $   .53           $   .24           $   .85
  2002                                                 $   .22          $   .43          ($   .02)(1)       $  1.11
Diluted net income (loss) per share
  2003                                                 $   .24          $   .52           $   .24           $   .84
  2002                                                 $   .22          $   .42          ($   .02)(1)       $  1.11
Cash dividends declared per common
     share
  2003                                                 $  .075          $  .150           $  .100           $  .100
  2002                                                 $  .050          $  .125           $  .075           $  .075


Amounts are computed independently for each of the quarters presented and therefore may not sum to totals for each of the years.

(1) As more fully described in Note B to the consolidated financial statements, the net loss for the third quarter of fiscal 2002 includes a $4.6 million loss ($0.34 per share) relating to the sale of the Company's BMI subsidiary.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The following information is incorporated herein by reference:

         (a) The information with respect to each director is contained in the Company's Definitive Proxy Statement in connection with its Annual Meeting to be held on May 29, 2003, (the "2003 Proxy Statement') under the caption "Election of Directors"; and

         (b) the information in the 2003 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

         The required information with respect to each executive officer is contained at the end of Part I of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

         The required information with respect to executive compensation is contained in the 2003 Proxy Statement under the captions "Election of Directors," "Comparison of Five-Year Cumulative Total Shareholder Returns" and "Executive Compensation" which is incorporated in this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The required information with respect to security ownership of certain beneficial owners and management is contained in the 2003 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" which is incorporated in this Annual Report on Form 10-K by reference.

         The following table provides information as of January 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance.

                                        Equity Compensation Plan Information


------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                                             Number of securities
                                                                                            remaining available for
                                                                                             future issuance under
                                Number of securities to be    Weighted-average exercise    equity compensation plans
                                  issued upon exercise of       price of outstanding         (excluding securities
                                   outstanding options,         options, warrants and      reflected in column (a))
                                    warrants and rights                rights                         (c)
        Plan Category                       (a)                          (b)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security holders             1,381,500                     $23.77                       773,500
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders                 --                          --                           --
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                                    1,381,500                     $23.77                       773,500
------------------------------- ============================ ============================ ============================


Item 13.  Certain Relationships and Related Transactions

         The required information with respect to certain relationships and related transactions is contained in the 2003 Proxy Statement under the captions "Election of Directors" and "Transactions with Management and Certain Business Relationships" which is incorporated in this Annual Report on Form 10-K by reference.

Item 14.   Controls and Procedures

           The Company's chief executive officer and chief financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this report (the "Evaluation Date") and, based on that evaluation, concluded that, as of the Evaluation Date, the Company had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

           Since the Evaluation Date, there have not been any significant changes to the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


Financial Statements and Financial Statement Schedules


                        Document                                         Page(s)
                        --------                                         ------

      Report of independent auditors............................           13

      Consolidated statements of operations for
      the years ended January 31, 2003, 2002 and 2001...........           14

      Consolidated balance sheets as of January 31,
      2003 and 2002.............................................           15

      Consolidated statements of shareholders'
      equity for the years ended January 31, 2003,
      2002 and 2001.............................................           16

      Consolidated statements of cash flows for the
      years ended January 31, 2003, 2002 and 2001...............           17

      Notes to consolidated financial statements................           18-23

      Selected quarterly financial information (unaudited)
      for the years ended January 31, 2003 and 2002.............           24


         All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Item 16.  Principal Accountant Fees and Services

         The required information with respect to principal accountant fees and services is contained in the Company's Definitive Proxy Statement in connection with its Annual Meeting to be held on May 29, 2003, which is incorporated in this Annual Report on Form 10-K by reference.

Exhibits

         The following exhibits are included with this report or have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Acts administered by the Commission. Each exhibit, previously filed, is identified by the reference following the listing of such exhibit, and each is incorporated herein by such reference.

         Exhibits identified with an asterisk below denote a management contract or executive compensatory plan or arrangement.

     Exhibit No.    Description of Document
     -----------    -----------------------

         3-1 Restated Articles of Incorporation of the Company, as amended through May 29, 1984 (filed herewith)

         3-2 By-Laws of the Company, as amended through July 19, 1990 (filed herewith)

     Exhibit No.    Description of Document
     -----------    -----------------------

         10-1 Lease Agreement for property located at 9401 Blue Grass Road, Philadelphia, Pennsylvania 19114
                    (Registration No. 2-82222,
                    Exhibit 10-1)

         10-1.1 Amendment of Lease Agreement dated January 3, 1999 for property located at 9401 Blue Grass Road, Philadelphia, Pennsylvania 19114 (2000 Form 10-K, Exhibit 10-1.1)

         10-2.1 * Insurance Policy for Marvin Rounick and Judy Rounick (filed herewith)

         10-2.2 * Split Dollar Insurance Agreement dated July 31, 1987 between the Company and Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 (filed herewith)

         10-2.3     * Collateral Assignment dated July 31, 1987 from Jack
                    A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986, as assignor, and the Company, as assignee (filed herewith)

         10-2.4 * Agreement of Settlement and General Release dated May 5, 1998 Between Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 and the Manufacturers Life Insurance Company (Form 10-Q for the quarter ended October 31, 1999, Exhibit 10-14.4)

         10-2.5 *Amended and Restated Split Dollar Insurance Agreement dated July 31, 1998 between the Company and Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 (Form 10-Q for the quarter ended October 31, 1999, Exhibit 10-14.5)

         10-2.6 * Amended and Restated Collateral Assignment dated July 31, 1998 from Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 (Form 10-Q for the quarter ended October 31, 1999, Exhibit 10-14.6)

         10-3.1 * Life Insurance Policy for Warren Weiner and Penny Weiner (filed herewith)

         10-3.2 * Split Dollar Insurance Agreement dated July 31, 1987 between the Company and Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 (filed herewith)

         10-3.3 * Collateral Assignment dated July 31, 1987 from Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986, as assignor, and the Company, as assignee (filed herewith)

     Exhibit No.    Description of Document
     -----------    -----------------------

         10-3.4 * Agreement of Settlement and General Release dated May 5, 1998 between Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 and the Manufacturers Life Insurance Company (Form 10-Q for the quarter ended October 31, 1999, Exhibit 10-14.4)

         10-3.5 * Amended and Restated Split Dollar Insurance Agreement dated July 31, 1998 between the Company and Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 (Form 10-Q for the quarter ended October 31, 1999, Exhibit 10-14.5)

         10-3.6 * Amended and Restated Collateral Assignment dated July 31, 1998 from Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 (Form 10-Q for the quarter ended October 31, 1999, Exhibit 10-14.6)

         10-4       * Deb Shops, Inc. Premium Conversion Plan (filed herewith)

         10-4.1 * Amendment No. I to Deb Shops, Inc. Premium Conversion Plan (1998 Form 10-K, Exhibit 10-19.1)

         10-5.1 * Deb Shops, Inc. Incentive Stock Option Plan, As Amended and Restated Effective January 1, 2002 (2002 Form 10-K,
                    Exhibit 10-5.1)

         10-6 * Employment Agreement dated December 20, 2001 between the Company and Allan Laufgraben (2002 Form 10-K, Exhibit 10-6)

         10-7 * Employment Agreement dated December 20, 2001 between the Company and Barry Vesotsky (2002 Form 10-K, Exhibit 10-7)

         21         Subsidiaries of the Company

         23         Consent of Ernst & Young LLP

         99.1       Certification of Periodic Report

         99.2       Certification of Periodic Report



Reports on Form 8-K
-------------------

         There were no reports on Form 8-K for the quarter ended January 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City and County of Philadelphia, Commonwealth of Pennsylvania, on April 29, 2003.

                                         DEB SHOPS, INC.
                                         (Registrant)

                                         By: /s/ Marvin Rounick
                                            ------------------------------
                                                 Marvin Rounick, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.



   /s/ Marvin Rounick                                      April 29, 2003
-----------------------------------------
Marvin Rounick, President,
  Chief Executive Officer and Director
  (Principal Executive Officer)


   /s/ Warren Weiner                                       April 29, 2003
-----------------------------------------
Warren Weiner, Executive Vice President,
  Secretary, Treasurer and Director


   /s/ Jack Rounick                                        April 29, 2003
-----------------------------------------
Jack A. Rounick, Assistant Secretary
  and Director


   /s/ Ivan Inerfeld                                       April 29, 2003
-----------------------------------------
Ivan Inerfeld, Director


   /s/ Barry H. Feinberg                                   April 29, 2003
-----------------------------------------
Barry H. Feinberg, Director


   /s/ Barry H. Frank                                      April 29, 2003
-----------------------------------------
Barry H. Frank, Esq., Director


   /s/ Barry J. Susson                                     April 29, 2003
-----------------------------------------
Barry J. Susson, Chief Financial Officer


   /s/ Joan M. Nolan                                       April 29, 2003
-----------------------------------------
Joan M. Nolan, Controller

Section 302 Certification by President and Chief Executive Officer

I, Marvin Rounick, certify that:

1.  I have reviewed this annual report on Form 10-K of Deb Shops, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    April 29, 2003


                                                 /s/ Marvin Rounick
                                                 -----------------------------
                                                 Marvin Rounick, President and
                                                 Chief Executive Officer

Section 302 Certification by Chief Financial Officer

I, Barry J. Susson, certify that:

1.  I have reviewed this annual report on Form 10-K of Deb Shops, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    April 29, 2003


                                       /s/ Barry J. Susson
                                       -----------------------------------------
                                        Barry J. Susson, Chief Financial Officer