Form 10-Q
period 2003-04-30
DEB SHOPS INC
filed 2003-06-13
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               April 30, 2003
                               ----------------------------------------------
OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  -------------------------

Commission File Number                         0-12188
                      -------------------------------------------------------

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

                                Yes X   No
                                   ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes X   No
                                   ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.01                          13,684,900
----------------------------                -----------------------------
         (Class)                            (Outstanding at June 6, 2003)

                        DEB SHOPS, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                                          Page
                                                                                          ----
PART I.               Financial Information:

          Item 1.     Financial statements (Unaudited)


                      Consolidated Balance Sheets -                                         1
                      April 30, 2003 and January 31, 2003

                      Consolidated Statements of Operations                                 2
                      Three Months Ended April 30, 2003 and 2002

                      Consolidated Statements of Cash Flows -                               3
                      Three Months Ended April 30, 2003 and 2002

                      Notes to Consolidated Financial Statements -                          4-5
                      April 30, 2003

         Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - April 30, 2003                            6-9

         Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                                           9

         Item 4.      Controls and Procedures                                               9


PART II.              Other Information                                                     10

                         DEB SHOPS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                    APRIL 30,                          JANUARY 31,
                                                                                      2003                                2003
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                          $149,897,081                      $152,617,355
  Merchandise inventories                                                              25,471,208                        29,911,290
  Prepaid expenses and other                                                            4,082,212                         2,692,479
  Deferred income taxes                                                                 1,453,227                         1,453,227
                                                                                ------------------                 -----------------
    Total Current Assets                                                              180,903,728                       186,674,351
                                                                                ------------------                 -----------------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                                                                    150,000                           150,000
  Buildings                                                                             2,365,697                         2,365,697
  Leasehold improvements                                                               42,501,597                        42,135,335
  Furniture and equipment                                                              17,565,951                        17,619,473
                                                                                ------------------                 -----------------
                                                                                       62,583,245                        62,270,505
  Less accumulated depreciation
    and amortization                                                                   42,957,559                        42,409,030
                                                                                ------------------                 -----------------
                                                                                       19,625,686                        19,861,475
                                                                                ------------------                 -----------------

OTHER ASSETS

  Deferred income taxes                                                                 4,892,273                         4,892,273
  Other                                                                                 1,962,223                         1,962,223
                                                                                ------------------                 -----------------
    Total Other Assets                                                                  6,854,496                         6,854,496
                                                                                ------------------                 -----------------

                                                                                     $207,383,910                      $213,390,322
                                                                                ==================                 =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                                              $20,409,554                       $21,616,666
  Accrued expenses and other                                                            9,486,711                         9,864,161
  Income taxes payable                                                                    552,412                         3,871,945
                                                                                ------------------                 -----------------
    Total Current Liabilities                                                          30,448,677                        35,352,772
                                                                                ------------------                 -----------------

Shareholders' Equity
  Series A Preferred Stock, par value $1.00 per share:
  Authorized - 5,000,000 shares
  Issued and outstanding - 460 shares,
      liquidation value $460,000                                                              460                               460
  Common Stock, par value $.01 per share:
    Authorized - 50,000,000 shares
    Issued  - 15,688,290 shares                                                           156,883                           156,883
  Additional paid in capital                                                            5,864,790                         5,864,790
  Retained earnings                                                                   183,337,820                       184,440,137
                                                                                ------------------                 -----------------
                                                                                      189,359,953                       190,462,270

  Less 2,003,390 common treasury shares, at cost                                       12,424,720                        12,424,720
                                                                                ------------------                 -----------------
                                                                                      176,935,233                       178,037,550
                                                                                ------------------                 -----------------
                                                                                     $207,383,910                      $213,390,322
                                                                                ==================                 =================


See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                              Three Months Ended April 30,
                                                        -----------------------------------------

                                                             2003                     2002
                                                             ----                     ----

 Net sales                                               $ 70,161,591             $ 76,964,343
                                                        -----------------------------------------

 Costs and expenses
   Cost of sales, including
     buying and occupancy costs                            52,394,003               55,628,532
   Selling and administrative                              16,679,097               15,752,090
   Depreciation and amortization                            1,038,659                  922,463
                                                        -----------------------------------------
                                                           70,111,759               72,303,085
                                                        -----------------------------------------

 Operating income                                              49,832                4,661,258
 Other income, principally interest                           401,142                  592,840
                                                        -----------------------------------------


 Income before income taxes                                   450,974                5,254,098
 Income tax provision                                         171,000                1,970,000
                                                        -----------------------------------------

 Net income                                              $    279,974             $  3,284,098
                                                        =========================================

 Net income per common share
                    Basic                                $       0.02             $       0.24
                                                        =========================================
                    Diluted                              $       0.02             $       0.24
                                                        =========================================

 Cash dividend declared
   per common share                                      $       0.100            $       0.075
                                                        =========================================

 Weighted average number of
   common shares outstanding
                    Basic                                  13,684,900               13,633,593
                                                        =========================================
                    Diluted                                13,684,900               13,804,991
                                                        =========================================


See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Three Months Ended April 30,
                                                                                       ----------------------------------------
                                                                                              2003                   2002
                                                                                              ----                   ----
 Cash flows (used in) provided by operating activities:
   Net income                                                                           $     279,974            $  3,284,098
   Adjustments to reconcile net income to
      net cash (used in) provided by operating activities:
       Depreciation and amortization                                                        1,038,659                 922,463
       Deferred income taxes (benefit)                                                          -                    (105,000)
       Loss on retirement of property, plant and equipment                                     12,077                     571
       Change in assets and liabilities:
          Decrease in merchandise inventories                                               4,440,082               6,325,313
          Increase in prepaid expenses and other                                           (1,389,733)               (323,126)
          Decrease in trade accounts payable                                               (1,207,112)             (1,327,587)
          (Decrease) increase in accrued expenses and other                                  (377,450)                284,376
          Decrease in income taxes payable                                                 (3,319,533)             (3,336,642)
                                                                                       ----------------------------------------
          Net cash (used in) provided by operating activities                                (523,036)              5,724,466
                                                                                       ----------------------------------------

 Cash flows used in investing activities:
   Purchase of property, plant and equipment, net                                            (814,948)             (1,210,298)
                                                                                       ----------------------------------------
         Net cash used in investing activities                                               (814,948)             (1,210,298)
                                                                                       ----------------------------------------

 Cash flows used in financing activities:
       Preferred stock cash dividends paid                                                    (13,800)                (13,800)
       Common stock cash dividends paid                                                    (1,368,490)             (1,021,868)
       Proceeds from exercise of stock options                                                   -                    420,000
       Principal payments under capital lease obligations                                        -                   (180,670)
                                                                                       ----------------------------------------
         Net cash used in financing activities                                             (1,382,290)               (796,338)
                                                                                       ----------------------------------------

 (Decrease) increase in cash and cash equivalents                                          (2,720,274)              3,717,830
                                                                                       ----------------------------------------
 Cash and cash equivalents at beginning of period                                         152,617,355             135,251,663
 Cash and cash equivalents at end of period                                             $ 149,897,081            $138,969,493
                                                                                       ========================================

 Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Income taxes, net                                                                   $ 3,473,000             $  5,202,139
                                                                                       ========================================


See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2003

NOTE A - ORGANIZATION / BASIS OF PRESENTATION

         Deb Shops, Inc. (the "Company") sells popularly priced fashion apparel for junior and plus-sized females and males through 330 stores. The Company's stores are located in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the first and third quarters, cost of goods sold and inventories are estimated based on the use of the gross profit method. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004. The Consolidated Balance Sheet at January 31, 2003 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

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


NOTE B - NET INCOME PER SHARE

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

                                                                           Three Months Ended April 30,
                                                                             2003                 2002
                                                                     ----------------------------------------
           Net income                                                    $   279,974           $ 3,284,098

           Dividends on preferred stock                                      (13,800)              (13,800)
                                                                     ----------------------------------------

           Income available to common shareholders                       $   266,174           $ 3,270,298
                                                                     ========================================

           Basic weighted average number of
               common shares outstanding                                  13,684,900            13,633,593

           Effect of dilutive stock options                                    -                   171,398
                                                                     ----------------------------------------

           Diluted weighted average number of
               common shares outstanding                                  13,684,900            13,804,991
                                                                     ========================================


In February 2002, the Company granted options to purchase 1,426,500 shares of common stock, at a weighted average exercise price of $23.77 per share. The effect of these options on the diluted weighted average number of common shares outstanding at April 30, 2002 is reflected in the above table.

Options to purchase 1,381,500 shares of common stock, at a weighted average exercise price of $23.77 per share, were outstanding during the three months ended April 30, 2003. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the period and, therefore, the effect would have been antidilutive.

NOTE C - INCOME TAXES

       The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes, offset by tax-exempt interest earnings.


NOTE D - STOCK RELATED COMPENSATION

         The Company has a stock option plan whereby options may be granted to employees or non-employee directors on the basis of contributions to the operations of the Company. Details concerning the plan are described in Note F to the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003. The Company continues to use the accounting method under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations for these plans. Under APB No. 25, generally, when the exercise price of the Company's stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

         Had the Company recognized compensation cost for the stock option plan consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," net income and basic and diluted net income per share would have been adjusted to the following pro forma amounts.

                                                                Three months ended April 30,
                                                             ----------------------------------
                                                                 2003                2002
                                                             ----------------------------------

 Net income as reported                                      $  279,974         $ 3,284,098
 Stock-based employee compensation cost                         699,601             790,466
                                                             ----------------------------------
 Pro forma net (loss) income                                 $ (419,627)        $ 2,493,632
                                                             ==================================

 Basic net income per common share, as reported              $     0.02         $      0.24
 Pro forma basic net (loss) income
     per common share                                        $    (0.03)        $      0.18

 Diluted net income per common share, as reported            $     0.02         $      0.24
 Pro forma diluted net (loss) income
    per common share                                         $    (0.03)        $      0.18


Item 2.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         Deb Shops, Inc. (the "Company") has made in this report, and from time to time may otherwise make, "forward-looking statements" (as that term is defined under federal securities laws) concerning the Company's future operations, performance, profitability, revenues, expenses and financial condition. This report includes, in particular, forward-looking statements regarding store openings, closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company's ability to improve or maintain sales and margins, respond to changes in fashion, find suitable retail locations and the Company's ability to attract and retain key management personnel. Such factors may also include other risks and uncertainties detailed in the Company's other filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (the "2003 10-K"). The Company assumes no obligation to update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


Critical Accounting Policies

     The Company's critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the 2003 10-K. Except as otherwise disclosed in the financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the 2003 10-K in the Company's critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.


Overview

         The Company operates 324 women's specialty apparel retail stores offering popularly priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories, shoes and novelty items to the junior and plus-sized fashion-conscious female. Stores are located in 41 states, principally in the East and Midwest portions of the United States. The Company also operates six Tops 'N Bottoms stores which sell moderately priced men's and women's apparel.

Results of Operations

 Three Months Ended April 30, 2003 Compared to Three Months Ended April 30, 2002

         Net sales decreased 8.8% during the quarter ended April 30, 2003 (the "Current Quarter") to $70,162,000 from $76,964,000 in the quarter ended April 30, 2002 (the "Comparable Quarter"). The $6,802,000 decrease was the result of a 13.4% comparable store sales decrease, offset by new store sales. The sales decrease is attributable to weakness in the economy, the severe and prolonged winter weather conditions in the Company's core markets, higher gas prices and the war in Iraq.

         The following table sets forth certain store information.

                                                                    Store Data(1)
                                                              Three Months Ended April 30,
                                                        ----------------------------------------
                                                            2003                        2002
                                                            ----                        ----

Stores open at end of the period                             330                         316
Average number in operation during the period                330                         315
Average net sales per store (in thousands)                  $213                        $244
Average operating income
    per store (in thousands)                              $  0.2                        $ 14
Comparable store sales(2) - percent change                 (13.4)%                       6.2%


         Cost of sales, including buying and occupancy costs, decreased 5.8% during the Current Quarter to $52,400,000 from $55,600,000 in the Comparable Quarter. As a percentage of net sales, these costs increased to 74.7% from 72.3% in the Comparable Quarter. The increase as a percentage of sales was due to the de-leveraging of buying and occupancy costs as a result of the comparable store sales decrease.

         Selling and administrative expenses increased 5.9% during the Current Quarter to $16,679,000 from $15,752,000 in the Comparable Quarter. As a percentage of net sales, these costs increased to 23.8% from 20.5% in the Comparable Quarter. The $927,000 increase was due primarily to costs associated with operating an average of 15 additional stores during the Current Quarter as compared to the Comparable Quarter. Similar to the percentage increase in cost of sales, including buying and occupancy expenses, this increase as a percentage of net sales was due to the inability to leverage infrastructure expenses as a result of the decrease in comparable store sales.

         Depreciation expense increased $117,000, or 12.6% to $1,039,000 in the Current Quarter from $922,000 in the Comparable Quarter. The increase was due to the depreciation of costs incurred for new store openings and remodeling of existing stores.

         Other income, principally interest, decreased $192,000, or 32.3% to $401,000 in the Current Quarter from $593,000 in the Comparable Quarter. The decrease was primarily the result of declining interest rates, partially offset by higher cash balances.

         As a result of the foregoing, net income for the Current Quarter was $0.3 million or $0.02 per diluted share versus $3.3 million or $0.24 per diluted share for the Comparable Quarter.

----------
(1) Includes Tops 'N Bottoms stores

(2) Comparable store sales include stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

Liquidity and Capital Resources

         During the Current Quarter and Comparable Quarter, the Company funded all of its operating needs internally, including capital expenditures for the opening of new stores and the remodeling of existing stores. For the Current Quarter, cash used in operating activities was $523,000. The use of cash during this period was the result of decreases in income taxes and accounts payable, accrued expenses and an increase in prepaid expenses. Offsetting these uses of cash was net income, a reduction in merchandise inventories and non-cash charges for depreciation and amortization. For the Comparable Quarter, cash provided by operating activities was $5,724,000. These funds were provided by net income, decreases in merchandise inventories and non-cash charges for depreciation and amortization, partially offset by decreases in income taxes payable and accounts payable. The inventory turnover rates were approximately 0.7 and 0.8 times during the Current Quarter and Comparable Quarter, respectively.

         Net cash used in investing activities was $815,000 and $1,210,000 for the Current Quarter and Comparable Quarter, respectively. These funds were used for the opening of new stores and the remodeling of existing stores. During the Current Quarter, the Company opened four and remodeled nine stores, while during the Comparable Quarter the Company opened nine and remodeled seven stores.

         Net cash used in financing activities was $1,382,000 and $796,000 for the Current Quarter and Comparable Quarter, respectively. During both periods, these funds were used for the payment of dividends on preferred and common stock and during 2002 the use of funds was partially offset by proceeds from the exercise of stock options.

         As of April 30, 2003, the Company had cash and cash equivalents of $149,897,000 compared with $138,969,000 at April 30, 2002.

         On May 30, 2003, the Company announced a special dividend of $0.05 per share on its common stock, and an increase to its existing quarterly dividend from $0.10 to $0.125 per share on its common stock. The new rate and special dividend will be incorporated into the Company's next dividend payment on August 19, 2003 for shareholders of record as of July 31, 2003.

         The Company believes that its existing cash and cash equivalents and internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs. The Company had an unsecured line of credit in the amount of $20,000,000 as of April 30, 2003. Of this amount, $2,767,000 was outstanding as letters of credit for the purchase of inventory. The Company leases its retail apparel stores, warehouse and office building for periods ranging from one to 20 years. Following is a summary of the Company's contractual obligations for minimum rental payments on its non-cancelable operating leases and minimum payments on its other commitments as of April 30, 2003.

                                                          Payments Due by Period
                                             Within 1             1 - 3               4 - 5             After 5
                          Total                Year               years               years              years
                   ------------------------------------------------------------------------------------------------
Operating
  leases             $   148,622,000     $   24,108,000      $   40,343,000      $   30,626,000      $  53,545,000
Other
  commitments              2,767,000          2,767,000              --                  --                   --
                   ------------------------------------------------------------------------------------------------

    Total            $   151,389,000     $   26,875,000      $   40,343,000      $   30,626,000      $  53,545,000
                   ================================================================================================

Other Matters

         Seasonality and Quarterly Results

         The Company's operating results are subject to seasonal fluctuations. Highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the back-to-school and holiday periods). Sales generated during these periods have traditionally had a significant impact on the Company's results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on the Company's results of operations. Results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year.

         The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of expenses incurred in connection with, and sales contributed by, new stores, store remodels and the integration of new stores into the operations of the Company.


Item 3.
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of April 30, 2003, the Company had cash and cash equivalents of $149,897,000 compared to $138,969,000 as of April 30, 2002, and $113,231,000 as
of April 30, 2001. These funds are invested primarily in money market mutual funds and short-term municipal bonds, all of which are fully insured or guaranteed by letters-of-credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.


Item 4.
-------

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

PART II. OTHER INFORMATION


Items 1 - 5.   NOT APPLICABLE
------------

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.
-------        ---------------------------------

               (a) Exhibits


                  Exhibit 99.1 Certification of Periodic Report by President and Chief Executive Officer

                  Exhibit 99.2 Certification of Periodic Report by Chief Financial Officer


               (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended April 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       DEB SHOPS, INC.



   DATE: June 13, 2003                 By Marvin Rounick
                                          -------------------------------------
                                          Marvin Rounick
                                          President and Chief Executive Officer






   DATE: June 13, 2003                 By Barry J. Susson, CPA
                                          -------------------------------------
                                          Barry J. Susson
                                          Chief Financial Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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


Date: June 13, 2003


                                                 Marvin Rounick
                                                 ------------------------------
                                                 Marvin Rounick, President and
                                                 Chief Executive Officer

Section 302 Certification by Chief Financial Officer

I, Barry J. Susson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Deb Shops, Inc.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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



Date: June 13, 2003


                                                        Barry J. Susson, CPA
                                                        -----------------------
                                                        Barry J. Susson
                                                        Chief Financial Officer