Form 10-Q
period 2003-07-31
DEB SHOPS INC
filed 2003-09-12
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 July 31, 2003
                              --------------------------------------------------

OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               -------------------------  ----------------------

Commission File Number                    0-12188
                      ----------------------------------------------------------

                                 DEB SHOPS, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                     23-1913593
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

         9401 Blue Grass Road, Philadelphia, Pennsylvania               19114
--------------------------------------------------------------------------------
              (Address of principal executive offices)                (Zip Code)

                                 (215) 676-6000
            -------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                Yes ___X___     No ________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes ___X___     No ________

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.01                              13,684,900
----------------------------                ------------------------------------
         (Class)                             (Outstanding at September 6, 2003)

                        DEB SHOPS, INC. AND SUBSIDIARIES







                                    I N D E X









                                                                                              Page
PART I.           Financial Information:

         Item 1.  Financial statements (Unaudited)

                  Consolidated Balance Sheets -
                  July 31, 2003 and January 31, 2003                                              1

                  Consolidated Statements of Operations - Three Months
                  and Six Months Ended July 31, 2003 and 2002                                     2

                  Consolidated Statements of Cash Flows -
                  Six Months Ended July 31, 2003 and July 31, 2002                                3

                  Notes to Consolidated Financial Statements -
                  July 31, 2003                                                                   4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                   6 - 9

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                                     9

         Item 4.  Controls and Procedures                                                        10



PART II.          Other Information                                                           10-11


                         DEB SHOPS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        July 31,     January 31,
                                                          2003          2003
                                                     ------------   ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $152,907,331   $152,617,355
  Merchandise inventories                              35,358,172     29,911,290
  Prepaid expenses and other                            3,905,044      2,692,479
  Deferred income taxes                                 1,453,227      1,453,227
                                                     ------------   ------------
    Total Current Assets                              193,623,774    186,674,351
                                                     ------------   ------------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                                    150,000        150,000
  Buildings                                             2,365,697      2,365,697
  Leasehold improvements                               40,663,326     42,135,335
  Furniture and equipment                              16,607,635     17,619,473
                                                     ------------   ------------
                                                       59,786,658     62,270,505
  Less accumulated depreciation
    and amortization                                   40,900,118     42,409,030
                                                     ------------   ------------
                                                       18,886,540     19,861,475
                                                     ------------   ------------

OTHER ASSETS

  Deferred income taxes                                 4,892,273      4,892,273
  Other                                                 1,962,223      1,962,223
                                                     ------------   ------------
    Total Other Assets                                  6,854,496      6,854,496
                                                     ------------   ------------

                                                     $219,364,810   $213,390,322
                                                     ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                             $ 30,978,068   $ 21,616,666
  Accrued expenses and other                            9,797,250      9,864,161
  Income taxes payable                                  1,357,287      3,871,945
                                                     ------------   ------------
    Total Current Liabilities                          42,132,605     35,352,772
                                                     ------------   ------------



Shareholders' Equity
  Series A Preferred Stock, par value $1.00
    per share:
    Authorized - 5,000,000
    shares Issued and outstanding - 460 shares,
      liquidation value $460,000                              460            460
  Common Stock, par value $.01 per share:
    Authorized - 50,000,000 shares
    Issued  - 15,688,290 shares                           156,883        156,883
  Additional paid in capital                            5,864,790      5,864,790
  Retained earnings                                   183,634,792    184,440,137
                                                     ------------   ------------
                                                      189,656,925    190,462,270

  Less 2,003,390 common treasury shares, at cost       12,424,720     12,424,720
                                                     ------------   ------------
                                                      177,232,205    178,037,550
                                                     ------------   ------------
                                                     $219,364,810   $213,390,322
                                                     ============   ============

See notes to consolidated financial statements.

                                         DEB SHOPS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (Unaudited)





                                          Three Months Ended July 31,    Six Months Ended July 31,
                                          ---------------------------   ---------------------------
                                              2003           2002           2003           2002
                                          ------------   ------------   ------------   ------------


Revenues
  Net Sales                               $ 73,018,632   $ 76,682,641   $143,180,223   $153,646,984
                                          ------------   ------------   ------------   ------------

Costs and Expenses
  Cost of sales, including
    buying and occupancy costs              50,269,898     47,806,551    102,663,901    103,435,083
  Selling and administrative                17,779,797     16,751,951     34,458,894     32,504,041
  Depreciation and amortization              1,043,118        931,587      2,081,777      1,854,050
                                          ------------   ------------   ------------   ------------
                                            69,092,813     65,490,089    139,204,572    137,793,174
                                          ------------   ------------   ------------   ------------

Operating Income                             3,925,819     11,192,552      3,975,651     15,853,810

Other income, principally interest             409,811        435,775        810,953      1,028,615
                                          ------------   ------------   ------------   ------------

Income Before Income Taxes                   4,335,630     11,628,327      4,786,604     16,882,425
Income Taxes                                 1,630,000      4,360,000      1,801,000      6,330,000
                                          ------------   ------------   ------------   ------------

Net Income                                $  2,705,630   $  7,268,327   $  2,985,604   $ 10,552,425
                                          ============   ============   ============   ============

Net Income Per Common Share
                                  Basic   $       0.20   $       0.53   $       0.22   $       0.77
                                          ============   ============   ============   ============
                                Diluted   $       0.20   $       0.52   $       0.22   $       0.76
                                          ============   ============   ============   ============

Cash Dividend Declared
  Per Common Share                        $      0.175   $      0.150   $      0.275   $      0.225
                                          ============   ============   ============   ============

Weighted Average Number of
  Common Shares Outstanding
                                  Basic     13,684,900     13,684,900     13,684,900     13,659,247
                                          ============   ============   ============   ============
                                Diluted     13,684,900     13,991,950     13,684,900     13,898,471
                                          ============   ============   ============   ============




See notes to consolidated financial statements.

                                         DEB SHOPS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)





                                                                Six Months Ended July 31,
                                                            ------------------------------
                                                                 2003             2002
                                                            -------------    -------------


Cash flows provided by operating activities:
  Net income                                                $   2,985,604    $  10,552,425
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                             2,081,777        1,854,050
      Deferred income tax (benefit)                                  --           (337,000)
      Loss on retirement of property, plant and equipment          23,988           37,392
      Change in operating assets and liabilities:
        Increase in merchandise inventories                    (5,446,882)      (6,114,477)
        Increase in prepaid expenses and other                 (1,212,565)         (14,428)
        Increase in trade accounts payable                      9,361,402        6,472,949
        (Decrease) increase in accrued expenses and other      (1,093,279)         395,449
        Decrease in income taxes payable                       (2,514,658)      (2,445,328)
                                                            -------------    -------------
        Net cash provided by operating activities               4,185,387       10,401,032
                                                            -------------    -------------

Cash flows used in investing activities:
  Purchase of property, plant and equipment, net               (1,130,830)      (2,256,795)
                                                            -------------    -------------
        Net cash used in investing activities                  (1,130,830)      (2,256,795)
                                                            -------------    -------------

Cash flows used in financing activities:
      Preferred stock cash dividends paid                         (27,600)         (27,600)
      Common stock cash dividends paid                         (2,736,981)      (2,048,237)
      Proceeds from exercise of stock options                        --            420,000
      Principal payments under capital lease obligations             --           (301,117)
                                                            -------------    -------------
         Net cash used in financing activities                 (2,764,581)      (1,956,954)
                                                            -------------    -------------

Increase in cash and cash equivalents                             289,976        6,187,283
Cash and cash equivalents at beginning of period              152,617,355      135,251,663
                                                            -------------    -------------
Cash and cash equivalents at end of period                  $ 152,907,331    $ 141,438,946
                                                            =============    =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Income taxes, net                                       $   5,561,822    $   9,112,328
                                                            =============    =============

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2003

NOTE A - ORGANIZATION / BASIS OF PRESENTATION

         Deb Shops, Inc. (the "Company") sells popularly priced fashion apparel for junior and plus-sized females and males through 331 stores. The Company's stores are located in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the first and third quarters, cost of goods sold and inventories are estimated based on the use of the gross profit method. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended July 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004. The Consolidated Balance Sheet at January 31, 2003 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

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

NOTE B - NET INCOME PER SHARE

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

                                    Three Months Ended July 31,     Six  Months Ended July 31,
                                   ----------------------------    ----------------------------
                                       2003            2002            2003            2002
                                   ------------    ------------    ------------    ------------

Net income                         $  2,705,630    $  7,268,327    $  2,985,604    $ 10,552,425

Dividends on preferred stock            (13,800)        (13,800)        (27,600)        (27,600)
                                   ------------    ------------    ------------    ------------

Income available to
    common shareholders            $  2,691,830    $  7,254,527    $  2,958,004    $ 10,524,825
                                   ============    ============    ============    ============

Basic weighted average
     number of common
     shares outstanding              13,684,900      13,684,900      13,684,900      13,659,247

Effect of dilutive stock options           --           307,050            --           239,224
                                   ------------    ------------    ------------    ------------

Diluted weighted average
     number of common
     shares outstanding              13,684,900      13,991,950      13,684,900      13,898,471
                                   ============    ============    ============    ============

         In February 2002, the Company granted options to purchase 1,426,500 shares of common stock, at a weighted average exercise price of $23.77 per share. The effect of these options on the diluted weighted average number of common shares outstanding for the three and six-month periods ended July 31, 2002 are reflected in the preceding table.

         Options to purchase an average of 1,381,000 shares of common stock, at a weighted average exercise price of $23.77 per share, were outstanding during the three and six-month periods ended July 31, 2003. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the period and, therefore, the effect would have been antidilutive.

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

                                        Three months ended July 31,  Six months ended July 31,
                                        --------------------------   -------------- ----------
                                            2003          2002          2003          2002
                                        -----------   -----------   -----------   -----------

Net income as reported                  $ 2,705,630   $ 7,268,326   $ 2,985,604   $10,552,424
Stock-based employee
     compensation cost                      517,819     1,129,239     1,217,420     1,919,705
                                        -----------   -----------   -----------   -----------
Pro forma net income                      2,187,811     6,139,087     1,768,184     8,632,719
Dividends on preferred stock                 13,800        13,800        27,600        27,600
                                        -----------   -----------   -----------   -----------
Net income available to
   common shareholders                  $ 2,174,011   $ 6,125,287   $ 1,740,584   $ 8,605,119
                                        ===========   ===========   ===========   ===========

Basic net income per common
 share, as reported                     $      0.20   $      0.53   $      0.22   $      0.77
                                        ===========   ===========   ===========   ===========
Pro forma basic net income
     per common share                   $      0.16   $      0.45   $      0.13   $      0.63
                                        ===========   ===========   ===========   ===========
Diluted net income per
 common share, as reported              $      0.20   $      0.52   $      0.22   $      0.76
                                        ===========   ===========   ===========   ===========
 Pro forma diluted net
  income per common share               $      0.16   $      0.45   $      0.13   $      0.63
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

Overview

         The Company operates 325 women's specialty apparel retail stores offering popularly priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories, shoes and novelty items to the junior and plus-sized fashion-conscious female. Stores are located in 41 states, principally in the East and Midwest portions of the United States. The Company also operates six Tops 'N Bottoms stores which sell moderately priced men's and women's apparel.

Results of Operations

         Net sales decreased 6.8% during the six-months ended July 31, 2003 (the "Current Year-to-Date Period") to $143,180,000 from $153,647,000 during the six-months ended July 31, 2002 (the "Comparable Year-to-Date Period"). For the quarter ended July 31, 2003 (the "Current Quarter"), net sales decreased 4.8% to $73,019,000 from $76,683,000 for the quarter ended July 31, 2002 (the
"Comparable Quarter"). The sales decrease in both periods was attributable to economic softness in the Company's core markets, principally the East and Midwest portions of the United States. Additional factors contributing to the decrease were higher gas prices, unfavorable weather conditions during the first four months of the Current Year-to-Date Period and the subsequent merchandising challenges created by those conditions.

         The following table sets forth certain store information:

                                                      Three Months              Six Months
                                                   Ended July 31,(1)         Ended July 31,(1)
                                                   ------------------       ------------------
                                                    2003         2002        2003         2002
                                                   -----        -----       -----        -----
Stores open at end of the period                     331          318         331          318
Average number in operation during the period        331          318         330          314
Average net sales per store (in thousands)         $ 221        $ 241       $ 433        $ 489
Average operating income per store
   (in  thousands)                                 $  12        $  35       $  12        $  51
Comparable Store Sales(2)- Percent Change           (9.2)%        4.8%      (11.3)%        5.5%


         Cost of sales, including buying and occupancy costs, decreased 0.8% during the Current Year-to-Date Period to $102,664,000 from $103,435,000 during the Comparable Year-to-Date Period. As a percentage of net sales, these costs increased to 71.7% from 67.3% in the Comparable Year-to-Date Period. During the Current Quarter, cost of sales, including buying and occupancy costs, increased 5.2% to $50,270,000 from $47,807,000 in the Comparable Quarter and increased to 68.9% of sales from 62.3% of sales in the Comparable Quarter. The increase as a percentage of sales for both comparable periods was due to increased markdowns taken to stimulate sales as well as the de-leveraging of buying and occupancy costs as a result of the comparable store sales decrease.

         Selling and administrative expenses increased 6.0% during the Current Year-to-Date Period to $34,459,000 from $32,504,000 during the Comparable Year-to-Date Period. As a percentage of net sales, these costs increased to 24.1% from 21.2% in the Comparable Year-to-Date Period. During the Current Quarter, selling and administrative expenses increased 6.1% to $17,780,000 from $16,752,000 in the Comparable Quarter and increased to 24.3% of net sales from 21.8% of net sales in the Comparable Quarter. The increases in both comparable periods was due primarily to costs associated with operating an average of 16 additional stores during the Current Year-to-Date Period as compared to the Comparable Year-to-Date Period and 13 additional stores during the Current Quarter as compared to the Comparable Quarter. During both periods, the increase in selling and administrative expenses as a percentage of net sales was due to the inability to leverage infrastructure expenses as a result of the decrease in comparable store sales.

         Depreciation expense increased $228,000 or 12.3% to $2,082,000 in the Current Year-to-Date Period from $1,854,000 in the Comparable Year-to-Date Period. For the Current Quarter, depreciation expense increased $112,000 or 12.0% to $1,043,000 from $932,000 in the Comparable Quarter. The increases during both periods were due to the depreciation of costs incurred for new store openings and remodeling of existing stores.

         Other income, principally interest, decreased $218,000 or 21.2% to $811,000 in the Current Year-to-Date Period from $1,029,000 in the Comparable Year-to-Date Period. For the Current Quarter, other income, principally interest, decreased $26,000 or 6.0% to $410,000 in the Current Quarter from $436,000 in the Comparable Quarter. The decreases during both periods were the result of declining interest rates, partially offset by higher cash balances.

--------

1  Includes Tops 'N Bottoms stores.

2 Comparable store sales include stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         As a result of the foregoing, net income for the Current Year-to-Date Period was $2,986,000 or $0.22 per diluted share versus $10,552,000 or $0.76 per diluted share in the Comparable Year-to-Date Period. For the Current Quarter, net income was $2,706,000 or $0.20 per diluted share versus $7,268,000 or $0.52 per diluted share in the Comparable Quarter.

Liquidity and Capital Resources - Consolidated

         The Company has funded all of its operating needs internally, including capital expenditures for the opening of new stores and the remodeling of existing stores. For the Current Year-to-Date Period, cash provided by operating activities was $4,185,000. These funds were provided by net income and the non-cash charges for depreciation and amortization as well as from an increase in trade accounts payable. Offsetting these items were uses of cash relating to the seasonal increase in merchandise inventories, income tax and accrued liability payments and an increase in prepaid expenses. For the Comparable Year-to-Date Period, cash provided by operating activities was $10,401,000. These funds were provided by net income, an increase in accounts payable and non-cash charges for depreciation and amortization, partially offset by increases in merchandise inventories and decreases in income taxes payable. The inventory turnover rates were approximately 1.3 and 1.5 times during the Current and Comparable Year-to-Date Periods, respectively.

         Net cash used in investing activities was $1,131,000 and $2,257,000 for the Current and Comparable Year-to-Date Periods, respectively. During both periods, these funds were used for the opening of new stores and the remodeling of existing stores.

         For the Current Year-to-Date Period, net cash used in financing activities was $2,765,000. These funds were used for the payment of dividends on preferred and common stock. During the Comparable Year-to-Date Period, cash used in financing activities was $1,957,000. These funds were used for the payment of dividends on preferred and common stock and for principal payments on a capital lease obligation. These payments were partially offset by proceeds from the exercise of stock options.

         As of July 31, 2003, the Company had cash and cash equivalents of $152,907,000 compared with $141,439,000 at July 31, 2002.

         On May 29, 2003, the Company announced a special dividend of $0.05 per share on its common stock, and an increase to its existing quarterly dividend from $0.10 to $0.125 per share on its common stock. The new rate and special dividend was incorporated into the Company's dividend payment on August 19, 2003, which was payable to shareholders of record as of July 31, 2003.

         The Company believes that its existing cash and cash equivalents and internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs. The Company had an unsecured and uncommitted line of credit in the amount of $20,000,000 as of July 31, 2003. Of this amount, $1,959,000 was outstanding as letters of credit for the purchase of inventory. The Company leases its retail apparel stores, warehouse and office building for periods ranging from one to 20 years. Following is a summary of the Company's contractual obligations for minimum rental payments on its non-cancelable operating leases and minimum payments on its other commitments as of July 31, 2003.

                                                       Payments Due by Period
                                           Within 1             1 - 3               4 - 5             After 5
                        Total                Year               years               years              years
                 ---------------------------------------------------------------------------------------------------
Operating
  leases          $     142,878,000   $      23,827,000   $      41,603,000   $      31,069,000   $     46,379,000
Other
  commitments             1,959,000           1,959,000              --                  --                   --
                 ---------------------------------------------------------------------------------------------------

    Total         $     144,837,000   $      25,786,000   $      41,603,000   $      31,069,000   $     46,379,000
                 ===================================================================================================


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


Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


         As of July 31, 2003, the Company had cash and cash equivalents of $152,907,000 compared to $141,439,000 as of July 31, 2002. These funds are invested primarily in money market mutual funds and short-term municipal bonds, all of which are fully insured or guaranteed by letters-of-credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.

Item 4.

CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.   OTHER INFORMATION

Items 1 - 3.      NOT APPLICABLE
-----------

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
------            ----------------------------------------------------

                  The annual meeting of the Company was held on Thursday, May 29, 2003. Total votes present either in person or by proxy were 12,840,875.

                  Votes were cast as follows for the election of directors:

                                                     FOR              WITHHELD

                  Marvin Rounick                 12,652,825            188,050
                  Warren Weiner                  12,652,825            188,050
                  Jack A. Rounick                12,627,625            213,250
                  Barry H. Feinberg              12,767,104             73,771
                  Barry H. Frank                 12,627,625            213,250
                  Ivan Inerfeld                  12,767,054             73,821

         There were no other matters voted on at the meeting.



Item 5.           NOT APPLICABLE

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits

                  Exhibit 31.1 Section 302 Certification by President and Chief Executive Officer

                  Exhibit 31.2 Section 302 Certification by Chief Financial Officer

                  Exhibit 32.1 Certification of Periodic Report by President and Chief Executive Officer

                  Exhibit 32.2 Certification of Periodic Report by Chief Financial Officer

             (b) Reports on Form 8-K

         The following reports on Form 8-K were filed during the second quarter of 2003:

         1. Report on Form 8-K, filed May 12, 2003, included the press release dated May 8, 2003 discussing sales results for the month of April, 2003 and the Company's fiscal first quarter ended April 30,2003.

         2. Report on Form 8-K, filed May 15, 2003, included the press release dated May 15, 2003 discussing the Company's financial results for the fiscal first quarter ended April 30, 2003.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                      DEB SHOPS, INC.





DATE:  September 12, 2003             By Marvin Rounick
                                         ---------------------------------------
                                         Marvin Rounick
                                         President and Chief Executive Officer







DATE:  September 12, 2003             By Barry J. Susson, CPA
                                         ---------------------------------------
                                         Barry J. Susson, CPA
                                         Chief Financial Officer