Form 10-Q
period 2003-10-31
DEB SHOPS INC
filed 2003-12-10
CIK 715779

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            October 31, 2003
                              --------------------------------------------------

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number                     0-12188
                      ----------------------------------------------------------

                                 DEB SHOPS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                      23-1913593
-------------------------------                       ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

         9401 Blue Grass Road, Philadelphia, Pennsylvania          19114
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

                          Yes__X__       No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                          Yes__X__       No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.01                            13,684,900
----------------------------                ------------------------------------
         (Class)                              (Outstanding at December 5, 2003)

                        DEB SHOPS, INC. AND SUBSIDIARIES




                                    I N D E X
                                    ---------

                                                                                                Page
                                                                                                ----
PART I.           Financial Information:

         Item 1.           Financial statements (Unaudited)

                           Consolidated Balance Sheets -                                          1
                           October 31, 2003 and January 31, 2003

                           Consolidated Statements of Operations - Three Months                   2
                           and Nine Months Ended October 31, 2003 and 2002

                           Consolidated Statements of Cash Flows -                                3
                           Nine Months Ended October 31, 2003 and October 31, 2002

                           Notes to Consolidated Financial Statements -                           4
                           October 31, 2003

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                              7 - 10

         Item 3.           Quantitative and Qualitative Disclosure About                          10
                           Market Risk

         Item 4.           Controls and Procedures                                                11



PART II.          Other Information                                                               11


                         DEB SHOPS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                    October 31,                       January 31,
                                                                                        2003                              2003
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                         $ 149,049,074                     $ 152,617,355
  Merchandise inventories                                                              21,925,548                        29,911,290
  Prepaid expenses and other                                                            4,173,834                         2,692,479
  Deferred income taxes                                                                 1,453,227                         1,453,227
                                                                                    -------------                      ------------
    Total Current Assets                                                              176,601,683                       186,674,351
                                                                                    -------------                      ------------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                                                                    150,000                           150,000
  Buildings                                                                             2,365,697                         2,365,697
  Leasehold improvements                                                               40,890,476                        42,135,335
  Furniture and equipment                                                              16,658,836                        17,619,473
                                                                                    -------------                      ------------
                                                                                       60,065,009                        62,270,505
  Less accumulated depreciation
    and amortization                                                                   41,717,108                        42,409,030
                                                                                    -------------                      ------------
                                                                                       18,347,901                        19,861,475
                                                                                    -------------                      ------------
OTHER ASSETS

  Deferred income taxes                                                                 4,892,273                         4,892,273
  Other                                                                                 1,962,223                         1,962,223
                                                                                    -------------                      ------------
    Total Other Assets                                                                  6,854,496                         6,854,496
                                                                                    -------------                      ------------

                                                                                    $ 201,804,080                     $ 213,390,322
                                                                                    =============                     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                                              $15,224,246                       $21,616,666
  Accrued expenses and other                                                            9,556,938                         9,864,161
  Income taxes payable                                                                    332,412                         3,871,945
                                                                                    -------------                      ------------
    Total Current Liabilities                                                          25,113,596                        35,352,772
                                                                                    -------------                      ------------

Shareholders' Equity
  Series A Preferred Stock, par value $1.00 per share: Authorized - 5,000,000 shares Issued and outstanding - 460 shares,
      liquidation value $460,000                                                              460                               460
  Common Stock, par value $.01 per share:
    Authorized - 50,000,000 shares
    Issued  - 15,688,290 shares                                                           156,883                           156,883
  Additional paid in capital                                                            5,864,790                         5,864,790
  Retained earnings                                                                   183,093,071                       184,440,137
                                                                                    -------------                      ------------
                                                                                      189,115,204                       190,462,270

  Less 2,003,390 common treasury shares, at cost                                       12,424,720                        12,424,720
                                                                                    -------------                      ------------
                                                                                      176,690,484                       178,037,550
                                                                                    -------------                      ------------
                                                                                    $ 201,804,080                     $ 213,390,322
                                                                                    =============                     =============

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                      Three Months Ended October 31,               Nine Months Ended October 31,
                                              -------------------------------------------------------------------------------------

                                                        2003               2002                      2003                 2002
                                                        ----               ----                      ----                 ----
Revenues
  Net sales                                         $ 74,809,540        $ 81,231,521             $ 217,989,763        $ 234,878,505
                                                    ------------        ------------             -------------        -------------

Costs and expenses
   Cost of sales, including
     buying and occupancy costs                       55,296,087          58,572,362               157,959,988          162,007,445
  Selling and administrative                          17,078,746          16,976,288                51,537,640           49,480,329
  Depreciation and amortization                        1,035,799             957,922                 3,117,576            2,811,972
                                                    ------------        ------------             -------------        -------------
                                                      73,410,632          76,506,572               212,615,204          214,299,746
                                                    ------------        ------------             -------------        -------------

Operating income                                       1,398,908           4,724,949                 5,374,559           20,578,759

Other income, principally interest                       326,783             479,610                 1,137,736            1,508,225
                                                    ------------        ------------             -------------        -------------

Income before income taxes                             1,725,691           5,204,559                 6,512,295           22,086,984
Income taxes                                             543,000           1,950,000                 2,344,000            8,280,000
                                                    ------------        ------------             -------------        -------------

Net income                                          $  1,182,691        $  3,254,559             $   4,168,295        $  13,806,984
                                                    ============        ============             =============        =============

Net income per common share
                                  Basic             $       0.09        $       0.24             $        0.30        $        1.01
                                                    ============        ============             =============        =============
                                Diluted             $       0.09        $       0.24             $        0.30        $        0.99
                                                    ============        ============             =============        =============

Cash dividends declared
  per common share                                  $      0.125        $      0.100             $       0.400        $       0.325
                                                    ============        ============             =============        =============

Weighted average number of
  common shares outstanding
                                  Basic               13,684,900          13,684,900                13,684,900           13,667,798
                                                    ============        ============             =============        =============
                                Diluted               13,684,900          13,778,395                13,684,900           13,858,446
                                                    ============        ============             =============        =============

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Nine Months Ended October 31,
                                                                     ----------------------------------------------------
                                                                                 2003                      2002
                                                                                 ----                      ----
 Cash flows provided by operating activities:
   Net income                                                             $   4,168,295                 $  13,806,984
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                          3,117,576                     2,811,972
       Deferred income tax (benefit)                                               -                         (441,000)
       Loss on retirement of property, plant and equipment                       90,012                        83,369
       Change in operating assets and liabilities:
         Decrease in merchandise inventories                                  7,985,742                     8,803,870
         Increase in prepaid expenses and other                              (1,481,355)                   (2,103,103)
         Decrease in trade accounts payable                                  (6,392,420)                   (6,196,154)
         Decrease in accrued expenses and other                                (649,346)                     (279,014)
         Decrease in income taxes payable                                    (3,539,533)                   (4,344,448)
                                                                          -------------                 -------------
         Net cash provided by operating activities                            3,298,971                    12,142,476
                                                                          -------------                 -------------

 Cash flows used in investing activities:
   Purchase of property, plant and equipment, net                            (1,694,014)                   (3,675,875)
                                                                          -------------                 -------------
         Net cash used in investing activities                               (1,694,014)                   (3,675,875)
                                                                          -------------                 -------------

 Cash flows used in financing activities:
       Preferred stock cash dividends paid                                      (41,400)                      (41,400)
       Common stock cash dividends paid                                      (5,131,838)                   (4,100,972)
       Proceeds from exercise of stock options                                     -                          420,000
       Principal payments under capital lease obligations                          -                         (301,117)
                                                                          -------------                 -------------
          Net cash used in financing activities                              (5,173,238)                   (4,023,489)
                                                                          -------------                 -------------

 (Decrease) increase in cash and cash equivalents                            (3,568,281)                    4,445,112
 Cash and cash equivalents at beginning of period                           152,617,355                   135,251,663
                                                                          -------------                 -------------
 Cash and cash equivalents at end of period                               $ 149,049,074                 $ 139,696,775
                                                                          =============                 =============

 Supplemental disclosures of cash flow information:
  Cash paid during the period for:

     Income taxes, net                                                    $   7,429,966                 $  14,617,352
                                                                          =============                 =============

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                OCTOBER 31, 2003

NOTE A - ORGANIZATION / BASIS OF PRESENTATION

         Deb Shops, Inc. (the "Company") sells popularly priced fashion apparel for junior and plus-sized females and males through 333 stores. The Company's stores are located in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the first and third quarters, cost of goods sold and inventories are estimated based on the use of the gross profit method. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended October 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004. The Consolidated Balance Sheet at January 31, 2003 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

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

NOTE B - NET INCOME PER SHARE

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.


                                             Three Months Ended October 31,             Nine Months Ended October 31,
                                       ------------------------------------------------------------------------------------
                                               2003                  2002                  2003                 2002
                                       ------------------------------------------------------------------------------------
Net income                                 $ 1,182,691           $ 3,254,559           $ 4,168,295          $13,806,984

Dividends on preferred stock                   (13,800)              (13,800)              (41,400)             (41,400)
                                       ------------------------------------------------------------------------------------

Income available to
    common shareholders                    $ 1,168,891           $ 3,240,759           $ 4,126,895          $13,765,584
                                       ====================================================================================

Basic weighted average
     number of common
     shares outstanding                     13,684,900            13,684,900            13,684,900           13,667,798

Effect of dilutive stock options                -                     93,495                -                   190,648
                                       ------------------------------------------------------------------------------------

Diluted weighted average
     number of common
     shares outstanding                     13,684,900            13,778,395            13,684,900           13,858,446
                                       ====================================================================================


         In February 2002, the Company granted options to purchase 1,426,500 shares of common stock, at a weighted average exercise price of $23.77 per share. The effect of these options on the diluted weighted average number of common shares outstanding for the three and nine-month periods ended October 31, 2002 are reflected in the preceding table.

         Options to purchase an average of 1,371,000 and 1,378,000 shares of common stock, at a weighted average exercise price of $23.77 per share, were outstanding during the three and nine-month periods ended October 31, 2003. Included in these amounts are 45,000 options that were granted in October 2003 at an exercise price of $23.75 per share. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the periods and, therefore, the effect would have been antidilutive.

NOTE C - INCOME TAXES

         The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes, offset by tax-exempt interest earnings. Due to the decline in year over year earnings, current year tax-exempt interest earnings represent a greater percentage of net income. As a result, the Company reduced its full-year estimated effective tax rate to 36.0%. The effect of that reduction was recognized in the quarter ended October 31, 2003 resulting in an effective rate for the quarter of approximately 31.5%.

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



                                             Three Months Ended October 31,                 Nine Months Ended October 31,
                                        ----------------------------------------------------------------------------------------

                                               2003                   2002                   2003                     2002
                                        ----------------------------------------------------------------------------------------
 Net income as reported                    $ 1,182,691            $ 3,254,559             $ 4,168,295              $ 13,806,984
 Stock-based employee
      compensation cost                        481,275              1,129,239               1,698,695                 3,048,944
                                        ----------------------------------------      ------------------------------------------
 Pro forma net income                          701,416              2,125,320               2,469,600                10,758,040
 Dividends on preferred stock                   13,800                 13,800                  41,400                    41,400
                                        ----------------------------------------      ------------------------------------------
 Net income available to
    common shareholders                    $   687,616            $ 2,111,520             $ 2,428,200              $ 10,716,640
                                        ========================================      ==========================================

 Basic net income per common
  share, as reported                       $      0.09            $      0.24             $      0.30              $       1.01
                                        ========================================      ==========================================
 Pro forma basic net income
      per common share                     $      0.05            $      0.15             $      0.18              $       0.78
                                        ========================================      ==========================================
 Diluted net income per
  common share, as reported                $      0.09            $      0.24             $      0.30              $       0.99
                                        ========================================      ==========================================
 Pro forma diluted net
   income per common share                 $      0.05            $      0.15             $      0.18              $       0.78
                                        ========================================      ==========================================



Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         Deb Shops, Inc. (the "Company") has made in this report, and from time to time may otherwise make, "forward-looking statements" (as that term is defined under federal securities laws) concerning the Company's future operations, performance, profitability, revenues, expenses, earnings and financial condition. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company's ability to improve or maintain sales and margins, respond to changes in fashion, find suitable retail locations and the Company's ability to attract and retain key management personnel. Such factors may also include other risks and uncertainties detailed in the Company's other filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (the "2003 10-K"). The Company assumes no obligation to update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Overview

         The Company operates 327 women's specialty apparel retail stores offering popularly priced, fashionable, coordinated sportswear, dresses, coats, lingerie, accessories, shoes and novelty items to the junior and plus-sized fashion-conscious female. Stores are located in 41 states, principally in the East and Midwest portions of the United States. The Company also operates six Tops `N Bottoms stores which sell moderately priced men's and women's apparel.

Results of Operations

         Net sales decreased 7.2% during the nine-months ended October 31, 2003 (the "Current Year-to-Date Period") to $217,990,000 from $234,879,000 during the nine-months ended October 31, 2002 (the "Comparable Year-to-Date Period"). For the quarter ended October 31, 2003 (the "Current Quarter"), net sales decreased 7.9% to $74,810,000 from $81,232,000 for the quarter ended October 31, 2002 (the "Comparable Quarter"). The sales decrease in the Current Year-to-Date Period was attributable to economic softness in the Company's core markets, principally the East and Midwest portions of the United States. Additional factors contributing to the decrease during this period were higher gas prices, unfavorable weather conditions during the first four months of the Current Year-to-Date Period and the subsequent merchandising challenges created by those conditions. During the Current Quarter, the sales decrease was due to the continuation of merchandising challenges and weakness in mall traffic that began in the spring, as well as an unseasonably warm September.

         The following table sets forth certain store information:

                                                                  Three Months Ended            Nine Months Ended
                                                                    October 31,(1)                October 31,(1)
                                                                 ---------------------------------------------------

                                                                 2003            2002          2003            2002
                                                                 ----            ----          ----            ----
Stores open at end of the period                                 333              324           333             324
Average number in operation during the period                    334              322           332             322
Average net sales per store (in thousands)                      $224             $252          $657            $739
Average operating income per store
   (in  thousands)                                              $  4             $ 15          $ 16            $ 65
Comparable Store Sales(2)- Percent Change                      (11.3)%           (1.6)%       (11.3)%           2.9%



         Cost of sales, including buying and occupancy costs, decreased 2.5% during the Current Year-to-Date Period to $157,960,000 from $162,007,000 during the Comparable Year-to-Date Period. As a percentage of net sales, these costs increased to 72.5% from 69.0% in the Comparable Year-to-Date Period. During the Current Quarter, cost of sales, including buying and occupancy costs, decreased 5.6% to $55,296,000 from $58,572,000 in the Comparable Quarter while increasing to 73.9% of sales from 72.1% of sales in the Comparable Quarter. The increase as a percentage of sales for both comparable periods was due to increased markdowns taken to stimulate sales as well as the de-leveraging of buying and occupancy costs as a result of the comparable store sales decrease.

         Selling and administrative expenses increased 4.2% during the Current Year-to-Date Period to $51,538,000 from $49,480,000 during the Comparable Year-to-Date Period. As a percentage of net sales, these costs increased to 23.6% from 21.1% in the Comparable Year-to-Date Period. The $2,058,000 increase was due primarily to costs associated with operating an average of 10 additional stores. As a percentage of sales, the increase was due to the inability to leverage infrastructure expenses as a result of the decrease in comparable store sales. During the Current Quarter, selling and administrative expenses increased 0.6% to $17,079,000 from $16,976,000 in the Comparable Quarter while increasing to 22.8% of net sales from 20.9% of net sales in the Comparable Quarter. The $103,000 increase was due to costs associated with operating an average of 12 additional stores, offset by the results of overall cost containment efforts. As a percentage of sales, the increase was due to the inability to leverage infrastructure expenses as a result of the decrease in comparable store sales.

         Depreciation expense increased $306,000 or 10.9% to $3,118,000 in the Current Year-to-Date Period from $2,812,000 in the Comparable Year-to-Date Period. For the Current Quarter, depreciation expense increased $78,000 or 8.1% to $1,036,000 from $958,000 in the Comparable Quarter. The increases during both periods were due to the depreciation of capital items acquired for new store openings and remodeling of existing stores.

         Other income, principally interest, decreased $370,000 or 24.6% to $1,138,000 in the Current Year-to-Date Period from $1,508,000 in the Comparable Year-to-Date Period. For the Current Quarter, other income, principally interest, decreased $153,000 or 32% to $327,000 in the Current Quarter from $480,000 in the Comparable Quarter. The decreases during both periods were the result of declining interest rates, partially offset by higher cash balances.


--------------------
(1) Includes Tops `N Bottoms stores.

(2) Comparable store sales include stores open for both periods in the current format and location. A store is added to the comparable store base in its 13th month of operation.

         Income taxes decreased to $2,344,000 or 36.0% of income before income taxes in the Current Year-to-Date Period from $8,280,000 or 37.5% of income before income taxes in the Comparable Year-to-Date Period. For the Current Quarter, income taxes decreased to $543,000 or 31.5% of income before income taxes from $1,950,000 or 37.5% during the Comparable Quarter. The lower effective income tax rate during both periods resulted from a decline in year over year pre-tax income and tax-exempt interest earnings representing a higher percentage of pre-tax income.

         As a result of the foregoing, net income for the Current Year-to-Date Period was $4,168,000 or $0.30 per diluted share versus $13,807,000 or $0.99 per diluted share in the Comparable Year-to-Date Period. For the Current Quarter, net income was $1,183,000 or $0.09 per diluted share versus $3,255,000 or $0.24 per diluted share in the Comparable Quarter.

Liquidity and Capital Resources

         The Company has funded all of its operating needs internally, including capital expenditures for the opening of new stores and the remodeling of existing stores. For the Current Year-to-Date Period, cash provided by operating activities was $3,299,000. These funds were provided by net income and the non-cash charges for depreciation and amortization as well as from the seasonal decrease in merchandise inventories. Offsetting these items were uses of cash relating to the seasonal decrease in trade accounts payable, income tax and accrued liability payments and an increase in prepaid expenses. For the Comparable Year-to-Date Period, cash provided by operating activities was $12,142,000. These funds were provided by net income, the seasonal decrease in merchandise inventories and non-cash charges for depreciation and amortization, partially offset by the seasonal decrease in trade accounts payable, income tax and accrued liability payments and an increase in prepaid expenses. The inventory turnover rates were approximately 2.0 and 2.2 times during the Current and Comparable Year-to-Date Periods, respectively.

         Net cash used in investing activities was $1,694,000 and $3,676,000 for the Current and Comparable Year-to-Date Periods, respectively. During both periods, these funds were used for the opening of new stores and the remodeling of existing stores.

         For the Current Year-to-Date Period, net cash used in financing activities was $5,173,000. These funds were used for the payment of dividends on preferred and common stock. During the Comparable Year-to-Date Period, cash used in financing activities was $4,023,000. These funds were used for the payment of dividends on preferred and common stock and for principal payments on a capital lease obligation, partially offset by proceeds from the exercise of stock options.

         As of October 31, 2003, the Company had cash and cash equivalents of $149,049,000 compared with $139,697,000 at October 31, 2002.

         On May 29, 2003, the Company announced a special dividend of $0.05 per share on its common stock, and an increase to its existing quarterly dividend from $0.10 to $0.125 per share on its common stock. The new rate and special dividend was incorporated into the Company's dividend payment on August 19, 2003, which was payable to shareholders of record as of July 31, 2003. The Company declared its regular quarterly dividend of $0.125 per share on October 1, 2003. The dividend was paid on November 18, 2003 to shareholders of record on October 31, 2003.

         The Company believes that its existing cash and cash equivalents and internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs. The Company had an unsecured and uncommitted line of credit in the amount of $20,000,000 as of October 31, 2003. Of this amount, $1,927,000 was outstanding as letters of credit for the purchase of inventory. The Company leases its retail apparel stores, warehouse and office building for periods ranging from one to 20 years. Following is a summary of the Company's contractual obligations for minimum rental payments on its non-cancelable operating leases and minimum payments on its other commitments as of October 31, 2003.


                                                       Payments Due by Period

                                           Within 1             1 - 3               4 - 5             After 5
                        Total                Year               years               years              years
                 ---------------------------------------------------------------------------------------------------
Operating
  leases          $ 144,538,000         $ 24,175,000         $ 42,413,000       $ 31,093,000       $ 46,857,000
Other
  commitments         1,927,000            1,927,000              --                  --                --
                 ---------------------------------------------------------------------------------------------------

    Total         $ 146,465,000         $ 26,102,000         $ 42,413,000       $ 31,093,000       $ 46,857,000
                 ===================================================================================================


Other Matters

         Seasonality and Quarterly Results

         The Company's operating results are subject to seasonal fluctuations. Highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year, which is when back-to-school and holiday periods occur. Sales generated during these periods have traditionally had a significant impact on the Company's results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on the Company's results of operations. Results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year.

         The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of expenses incurred in connection with, and sales contributed by, new stores, store remodels and the integration of new stores into the operations of the Company.


Item 3.
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of October 31, 2003, the Company had cash and cash equivalents of $149,049,000 compared to $139,697,000 as of October 31, 2002. These funds are invested primarily in money market mutual funds and short-term municipal bonds, all of which are fully insured or guaranteed by letters-of-credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.

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

                      Exhibit 31.1 Section 302 Certification by President and Chief Executive Officer

                      Exhibit 31.2 Section 302 Certification by Chief Financial Officer

                      Exhibit 32.1 Certification of Periodic Report by President and Chief Executive Officer

                      Exhibit 32.2 Certification of Periodic Report by Chief Financial Officer

             (b)    Reports on Form 8-K

                       The following reports on Form 8-K were furnished by the Company to the Securities and Exchange Commission during the third quarter of 2003:

                       1. Report on Form 8-K, filed August 11, 2003, included the press release dated August 7, 2003 discussing sales results for the month of July, 2003 and the Company's fiscal second quarter and year-to-date periods ended July 31, 2003.

                       2. Report on Form 8-K, filed August 28, 2003, included the press release dated August 28, 2003 discussing the Company's financial results for the fiscal second quarter and year-to-date periods ended July 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          DEB SHOPS, INC.





DATE:  December 10, 2003            By:  Marvin Rounick
                                         --------------
                                         Marvin Rounick
                                         President and Chief
                                         Executive Officer





DATE:  December 10, 2003           By:   Barry J. Susson
                                         ---------------
                                         Barry J. Susson, CPA
                                         Chief Financial Officer