Form 10-K
period 2004-01-31
DEB SHOPS INC
filed 2004-04-15
CIK 715779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 31, 2004
                                   ----------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ___________________

                         Commission File Number 0-12188
                                                -------

                                 DEB SHOPS, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  9401 Blue Grass Road, Philadelphia, PA 19114
             -------------------------------------------------------
              (Address of principal executive offices and zip code)

         Pennsylvania                              23-1913593
   ------------------------              ---------------------------------
   (State of Incorporation)              (IRS Employer Identification No.)

                                 (215) 676-6000
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:      NONE
Securities registered pursuant to Section 12(g) of the Act:      Common Stock, par value $.01 per share.


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes    X    No
                                              -------    --------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2). Yes     X    No
                                              -------    --------

         As of March 31, 2004, 13,684,900 shares of the registrant's Common Stock, par value $.01 per share, were outstanding. As of July 31, 2003, the aggregate market value of the registrant's Common Stock, par value $.01 per share, held by non-affiliates was approximately $89,298,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Registrant's Definitive Proxy Statement to be filed within 120 days after the end of the fiscal year in connection with the Annual Meeting to be held on May 19, 2004 - incorporated in Part III.

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


                                     PART 1

Item 1.  Business

General

         The Company operates 332 women's and men's specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. The Company operates 323 stores under the name "DEB" which offer moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. DEB merchandise consists of clothing and accessories appealing primarily to the fashion-conscious junior and plus-sized female consumers between the ages of 13 and 25. In addition, the Company operates three outlet stores under the name "CSO." The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. One hundred and twenty-eight of the DEB stores contain plus-size departments. The Company also operates six apparel retail stores under the name "Tops 'N Bottoms." The Tops 'N Bottoms stores sell moderately priced men's and women's apparel. Eighteen of the DEB stores contain Tops `N Bottoms departments. Store information is as of January 31, 2004 unless otherwise indicated.

Merchandising and Marketing

         DEB specializes in junior-sized merchandise and offers an extensive selection of colors and styles. The merchandise is attractively presented in groups coordinated by color and style to assist customers in locating items of their choice and creating outfits of their own.

         The merchandise offered in DEB's plus-sized departments caters to the plus-size customer between the ages of 13 and 25. The merchandise is young looking and the fit is adjusted to this customer. Prices are affordable and very competitive.

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

         A computerized point-of-sale merchandise data system provides detailed daily information regarding sales and inventory levels by style, color, class and department, thereby permitting the Company to analyze market trends and changing store needs. Since merchandising statistics are available on a daily basis, the Company can identify slow-moving merchandise and respond to customer buying trends when making repurchase decisions and markdown adjustments. This assists the Company in its effort to maintain current and fresh merchandise in its stores.

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

Stores

         During the fiscal year ended January 31, 2004 ("fiscal 2004"), the Company opened 13 stores and closed eight stores. Eleven of the new stores have Plus departments. The Company also added Plus departments to 12 existing DEB stores and converted one Plus location to a Junior / Plus combination store. The Company currently plans to open 10-15 new stores in the fiscal year ending January 31, 2005 ("fiscal 2005"), 7-12 of which are expected to have Plus departments. The Company also expects to remodel 10-15 locations. The Company is currently scheduled to close four stores in the first half of fiscal 2005. The Company plans to continue to carefully evaluate the profitability of individual stores and close those stores that it believes cannot become profitable or maintain profitability.

         The following table shows apparel store openings and closings for the last five fiscal years:


                                                             Year Ended January 31,
                                               --------------------------------------------
                                               2004      2003      2002      2001      2000
                                               ----      ----      ----      ----      ----
Open at beginning of fiscal year .......        327       309       291       285       273
Opened during fiscal year ..............         13        23        23        13        17
Closed during fiscal year ..............         (8)       (5)       (5)       (7)       (5)
                                               ----      ----      ----      ----      ----

Open at end of fiscal year .............        332       327       309       291       285
                                               ====      ====      ====      ====      ====




The Company's 332 stores are located in 41 states, principally in the East and Midwest portions of the United States. The following table lists the number of stores operating within each geographic region of the country.

                                                           Number
                                Region                   of stores
                                ------                   ---------
                             Midwest                        143
                             East                           119
                             West                            37
                             New England                     22
                             South                           11
                                                            ---
                                  Total                     332
                                                            ===

         DEB stores, which average 5,900 square feet, are located primarily in enclosed regional malls and selected strip shopping centers. DEB stores with Tops 'N Bottoms or DEB PLUS departments average 8,000 square feet and are located primarily in enclosed regional malls. Tops 'N Bottoms stores are all located in enclosed regional malls and range in size from 2,400 to 3,400 square feet. New stores are opened in existing malls, existing mall expansions, new malls and occasionally strip shopping centers. Factors considered in opening new stores include the availability of suitable locations and satisfactory lease terms, both of which are considered essential to successful operations. Key considerations in selecting sites for new stores include the geographic location of the center, the demographics of the surrounding area, the principal specialty and "anchor" stores within the center, expected customer traffic within the center, and the location of the Company's store within the center itself.

         Stores are distinctively designed for customer identification and are remodeled periodically as necessary. The stores are open during mall operating hours, which are generally from 10:00 A.M. to 9:30 P.M., Monday through Saturday, and from Noon to 5:00 P.M. on Sunday.


Operations

         Payments for most of the Company's sales are made by cash or Visa, MasterCard or Discover credit card, with the balance made by check. For customer convenience, the Company provides layaway plans. The Company's policy is to permit returns of merchandise for exchange or full cash or credit refund, at the customer's preference.

         The Company purchases its merchandise from a number of suppliers, both domestic and foreign, and is not materially dependent on any one supplier. All merchandise is shipped directly from vendors to the Company's central distribution facility, where it is inspected before being shipped to individual stores. The Company distributes its inventory by common carrier and leased trucks.

         The responsibility for managing the Company's stores rests with the Director of Store Operations and a staff of 41 employees consisting of an Assistant Director of Store Operations and Regional and District Managers. A Regional Manager is responsible for an average of six districts. A District Manager is responsible for an average of 10 stores, each of which is staffed by a Store Manager and two Assistant Store Managers. The District and Regional Managers visit the stores regularly to review merchandise levels, content and presentation, staff training and other personnel issues, store security and cleanliness and adherence to standard operating procedures.

         The merchandising department consists of 41 employees, including the Senior Vice President, Merchandising, Merchandise Managers, Buyers and support staff. The department is responsible for purchasing, pricing (including markdowns), inventory planning and allocating merchandise among the stores. The merchandising department's staff is organized in the following categories: sportswear, dresses, coats, lingerie, hosiery, shoes and accessories.

         At January 31, 2004, the Company had approximately 3,600 employees, 68% of whom were employed on a part-time basis. The Company has a collective bargaining agreement with the United Paperworkers International Union, Philadelphia Local 286 ("UPIU") that expires on December 31, 2004. The UPIU represents approximately 100 of the Company's warehouse employees. The Company considers its employee relations to be good.

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

Available Information

         The Company's principal Internet address is www.debshops.com. The Company makes available free of charge on www.debshops.com its annual, quarterly, and current reports, and amendments to those reports, including exhibits thereto, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The Company's historical filings can also be accessed directly from the SEC's website at www.sec.gov. The Company's Audit and Nominating Committee charters, as well as the Company's Code of Business Conduct & Ethics, are also available on www.debshops.com.


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

         The following table shows the current expiration dates of executed store leases, existing at January 31, 2004. In many cases, the Company has renewal options.

                                                     Number of Leases
              Calendar Years                             Expiring
              --------------                         ----------------
                 2004 - 2005                                 81
                 2006 - 2007                                 76
                 2008 - 2009                                 63
                 2010 - 2011                                 29
                 2012 - 2013                                 44
                 2014 - 2015                                 25
            2016 and thereafter                              14
                                                            ---
                     Total                                  332
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

          With respect to the geographic locations of present stores, see Item
1. Business - Stores.

Item 3.  Legal Proceedings

         The Company is subject to legal proceedings, employment issues and claims that arise in the ordinary course of its business. Management, after consultation with outside legal counsel, does not believe that the ultimate disposition of such proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Executive Officers of the Registrant

            Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2004.


The executive officers of the Company, each of whom serves at the discretion of the Board of Directors, are as follows:


Name                       Age   Position with Company                                             Officer Since
----                       ---   ---------------------                                             -------------
Marvin Rounick             63     Director, President and Chief Executive Officer                       1973
Warren Weiner              60     Director, Executive Vice President, Secretary and Treasurer           1973
Allan Laufgraben           65     Senior Vice President, Merchandising                                  1995
Barry J. Susson            41     Chief Financial Officer                                               2003
Stanley A. Uhr             58     Vice President, Real Estate and Corporate Counsel                     1988
Stephen P. Smith           44     Vice President, Information Systems                                   1998
Joan M. Nolan              51     Controller                                                            1998

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

         Stanley A. Uhr has been employed by the Company since 1987. Since March 1988, he has served as Vice President, Real Estate and Corporate Counsel.

         Stephen P. Smith has been employed by the Company since 1985. Since May 1998, he has served as Vice President - Information Systems.

         Joan M. Nolan has been employed by the Company since November 1998, as Controller.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

Market Information

         The Company's Common Stock is traded on the NASDAQ National Market under the symbol: DEBS.

         The following table sets forth quarterly high and low sales prices for the two most recent fiscal years:

      2004                                      High            Low
      ----                                      ----            ---

      First Quarter                          $20.010           $16.850
      Second Quarter                         $20.450           $18.640
      Third Quarter                          $20.090           $17.780
      Fourth Quarter                         $22.350           $18.900


      2003                                      High           Low
      ----                                      ----           ---

      First Quarter                          $29.990           $23.650
      Second Quarter                         $33.779           $27.320
      Third Quarter                          $29.100           $19.110
      Fourth Quarter                         $26.469           $20.000



Holders

         As of March 31, 2004, there were 186 record holders and approximately 2,332 beneficial holders of the Company's Common Stock.

Dividends

         The Company paid regular quarterly dividends for each of the two most recent fiscal years. The per-share amount of the quarterly dividends paid in each of the first two quarters of fiscal 2003 was $0.075 and in each of the last two quarters of fiscal 2003 and in each of the first two quarters of fiscal 2004 was $0.10. The per-share amount of the quarterly dividends paid in each of the last two quarters of fiscal 2004 was $0.125. The Company also paid special dividends of $0.05 per share in the third quarters of fiscal 2003 and 2004. The Company currently intends to follow a policy of regular quarterly dividends, subject to earnings, capital requirements and the operating and financial condition of the Company, among other factors.

Item 6.  Selected Financial Data

         The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the consolidated financial statements, related notes, and other financial information included herein.


                        Deb Shops, Inc. and Subsidiaries
                        Consolidated Financial Highlights

                                                                                    Year Ended January 31,
                                                          --------------------------------------------------------------------------
(in thousands, except per share data)                          2004           2003            2002           2001           2000
--------------------------------------------------------- --------------- -------------- --------------- -------------- ------------
Net sales                                                       $298,646       $317,722        $307,582       $287,263     $270,032
Gross margin                                                      91,952        110,171         107,257         97,206       92,634
Operating income                                                  18,530         39,097          33,439         34,477       35,566
Net income                                                        12,767         25,488          23,590         24,841       24,462
Net income per common share - basic                                 0.93           1.86            1.74           1.85         1.84
Net income per common share - diluted                               0.93           1.84            1.73           1.83         1.81
Weighted average shares outstanding - basic                       13,685         13,672          13,546         13,379       13,230
Weighted average shares outstanding - diluted                     13,685         13,815          13,629         13,519       13,494
Total assets                                                     222,748        213,390         195,943        172,916      148,271
Capital lease obligation - long-term                                 ---            ---             ---            301          741
Shareholders' equity                                             183,564        178,038         157,958        137,759      114,818
Book value per share at year end                                   13.41          13.01           11.59          10.23         8.61
Cash dividends declared per share of
  common stock                                                      .525           .425            .325           .200         .200



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report. As used in this report, the terms "fiscal 2004," "fiscal 2003," and "fiscal 2002," refer to our fiscal years ended January 31, 2004, 2003 and 2002, respectively. The term "fiscal 2005" refers to our fiscal year that will end on January 31, 2005.


         The Company operates 332 women's and men's specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. The Company operates 323 stores under the name "DEB" which offer moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. In addition, the Company operates three outlet stores under the name "CSO." The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. One hundred and twenty-eight of the DEB stores contain plus-size departments. The Company also operates six apparel retail stores under the name "Tops 'N Bottoms." The Tops 'N Bottoms stores sell moderately priced men's and women's apparel. Eighteen of the DEB stores contain Tops 'N Bottoms departments.

         By most of the Company's operating measures, fiscal 2004 was disappointing. Declines in the Company's same-store sales that began in the summer of fiscal 2003 continued throughout fiscal 2004, resulting in decreases in sales and earnings versus fiscal 2003. The Company believes this difficult operating environment was the result of economic softness in the Company's core markets, poor weather in the early part of the year and an overall decline in mall traffic. Combined with a lack of clear fashion direction within the fashion-conscious junior market, these factors caused the Company's financial performance to fall below expectations.

         Effective as of September 30, 2001, the Company sold the stock of its subsidiary, Books Management, Inc. ("BMI"). For the eight months ended September 30, 2001, BMI had net sales of $11,897,000 and operating income of $662,000. As a result of the transaction, the Company recorded a pretax loss of $7,381,000 ($4,611,000 net of tax, or a loss per share of $0.34).

         Comparison of the Company's results of operations for fiscal 2003 versus fiscal 2002 are discussed below on a consolidated basis and separately for the apparel business to provide relevant information concerning the Company's retail apparel store business. Since BMI was sold during fiscal 2002, its operations are not included in fiscal 2004 or fiscal 2003. As a result, this separate comparison is not necessary when comparing fiscal 2004 to fiscal 2003.

The following table sets forth certain store information:

                                                                                     Store Data(1)
                                                                                Year Ended January 31,
                                                                        --------------------------------------
                                                                        2004             2003             2002
                                                                        ----             ----             ----

Stores open at end of the year                                           332             327               309
Average number in operation during the year                              331             320               295
Average net sales per store (in thousands)                              $902            $994            $1,002
Average operating income per store (in thousands)                       $ 56            $122            $  138
Comparable store sales(2) - percent change                              (9.7)%           0.1%              3.8%


Fiscal 2004 compared to Fiscal 2003

Net sales
         Net sales decreased $19,076,000, or 6.0%, to $298,646,000 in fiscal 2004 from $317,722,000 in fiscal 2003. The decrease in net sales was due to a 9.7% or $31,066,000 decrease in comparable store sales, partially offset by sales from new stores of $11,990,000. The decrease is believed to be attributable to economic softness in the Company's core markets, principally the East and Midwest portions of the United States. Additional factors that are believed to have contributed to the decrease during this period were higher gas prices, unfavorable weather conditions during the first four months of fiscal 2004 and the resulting merchandising challenges created by those conditions.

Cost of sales, including buying and occupancy costs
         Cost of sales, including buying and occupancy costs, decreased $856,000 or 0.4%, to $206,694,000 in fiscal 2004 from $207,550,000 in fiscal 2003. As a percentage of net sales, these costs increased to 69.2% in fiscal 2004 from 65.3% in fiscal 2003. The nominal decrease between periods was due to the overall decrease in sales. The increase as a percentage of net sales was due to increased markdowns taken to stimulate sales as well as the de-leveraging of buying and occupancy costs as a result of the comparable store sales decrease. Buying and occupancy costs were 17.4% and 15.7% of net sales for fiscal 2004 and 2003, respectively.


-------------------
(1) Includes Tops 'N Bottoms stores
(2) Comparable store sales include stores opened for both periods. A store is added to the comparable store base in its 13th month of operation.

Selling and administrative expenses
         Selling and administrative expenses increased $1,895,000 or 2.8%, to $69,100,000 in fiscal 2004 from $67,205,000 in fiscal 2003. As a percentage of net sales, these costs increased to 23.1% in fiscal 2004 from 21.1% in fiscal 2003. The $1,895,000 increase was due to increases in health, property and casualty insurance costs as well as an increase in store payroll costs, partially resulting from an increase in the number of stores in operation. The increase as a percentage of sales was also due to these cost increases as well as the de-leveraging of selling and administrative costs as a result of the comparable store sales decrease.

Depreciation and amortization
         Depreciation and amortization expense increased $452,000 or 11.7%, to $4,322,000 in fiscal 2004 from $3,869,000 in fiscal 2003. As a percentage of net sales, these expenses increased to 1.5% in fiscal 2004 from 1.2% in fiscal 2003. The $452,000 increase was due to the full year depreciation expense recorded in fiscal 2004 for stores placed in service during fiscal 2003, additional depreciation expense related to the new and remodeled stores opened in fiscal 2004 and from $181,000 in asset impairment charges recorded for two unprofitable stores. The increase as a percentage of sales was also due to these expense increases as well as the de-leveraging of depreciation and amortization expense as a result of the comparable store sales decrease.

Operating income
         Operating income decreased $20,567,000 or 52.6%, to $18,530,000 in fiscal 2004 from $39,097,000 in fiscal 2003. As a percentage of net sales, operating income declined to 6.2% in fiscal 2004 from 12.3% in fiscal 2003. The absolute and percentage decreases were due to the aforementioned decrease in gross profit margin, and increases in selling and administrative and depreciation and amortization expenses.

Other income, principally interest
         Other income, principally interest, decreased $498,000 or 26.7% to $1,365,000 in fiscal 2004 from $1,864,000 in fiscal 2003. Other income is offset by losses on disposition of fixed assets of $280,000 in fiscal 2004 and $138,000 in fiscal 2003. The decrease between fiscal periods was primarily the result of lower average interest rates in fiscal 2004 versus fiscal 2003, partially offset by higher cash balances.

Income tax provision
         The income tax provision for fiscal 2004 was $7,129,000, resulting in a 35.8% effective tax rate, as compared to $15,472,000 and a 37.8% effective tax rate for fiscal 2003. The decrease in the effective rate between fiscal periods resulted from the fact that, due to the decline in year over year earnings, current year tax-exempt interest earnings represented a greater percentage of pretax earnings. The effective tax rate in both fiscal years was greater than the statutory federal rate, primarily as a result of state income taxes, partially offset by tax-exempt interest.


Fiscal 2003 compared to Fiscal 2002 - Consolidated

Net sales
         Net sales increased $10,139,000, or 3.3%, to $317,722,000 in fiscal 2003 from $307,582,000 in fiscal 2002. The increase resulted from an increase in the number of stores in operation and a comparable store sales increase of 0.1%, offset by the fiscal 2002 sale of BMI. As previously mentioned, BMI had net sales of $11,897,000 in fiscal 2002.

Other income, principally interest
         Other income, principally interest, decreased $2,037,000 or 52.2% to $1,864,000 in fiscal 2003 from $3,901,000 in fiscal 2002. Other income is offset by losses on disposition of fixed assets. The decrease between fiscal periods was primarily the result of declining interest rates throughout fiscal 2003, partially offset by higher cash balances.

Income before income taxes
         Income before income taxes increased $3,621,000 or 9.7% to $40,960,000 in fiscal 2003 from $37,340,000 in fiscal 2002. As a percentage of net sales, income before income taxes increased to 12.9% in fiscal 2003 from 12.1% in fiscal 2002. The absolute and percentage increases were primarily due to the loss from the sale of BMI recorded in fiscal 2002. Increases in cost of sales and selling and administrative expenses and a reduction in other income were the primary contributors to the overall decline in income before income taxes after considering the loss on the sale of BMI in fiscal 2002.

Income tax provision
         The income tax provision for fiscal 2003 was $15,472,000, resulting in a 37.8% effective tax rate, as compared to $13,750,000 and a 36.8% effective tax rate for fiscal 2002. The increase in the effective rate between fiscal periods resulted from the fact that tax-exempt earnings represented a smaller percentage of pretax earnings in fiscal 2003 versus fiscal 2002. The effective tax rate in both fiscal years was greater than the statutory federal rate, primarily as a result of state income taxes, partially offset by tax-exempt interest.


Fiscal 2003 compared to Fiscal 2002 - Apparel Business

Net sales
         Net sales increased $22,037,000, or 7.5%, to $317,722,000 in fiscal 2003 from $295,685,000 in fiscal 2002. The increase resulted from an increase in the number of stores in operation and a comparable store sales increase of 0.1%.

Cost of sales, including buying and occupancy costs
         Cost of sales, including buying and occupancy costs, increased $15,742,000 or 8.2%, to $207,526,000 in fiscal 2003 from $191,784,000 in fiscal
2002. As a percentage of net sales, these costs increased to 65.3% in fiscal 2003 from 64.9% in fiscal 2002. The $15,742,000 increase was principally due to the increase in net sales. The increase as a percentage of net sales was due to decreased gross profit margins in the fourth quarter of fiscal 2003. Buying and occupancy costs were 15.7% and 15.6% of net sales for fiscal 2003 and 2002, respectively.

Selling and administrative expenses
         Selling and administrative expenses increased $7,404,000 or 12.4%, to $67,184,000 in fiscal 2003 from $59,780,000 in fiscal 2002. As a percentage of net sales, these costs increased to 21.1% in fiscal 2003 from 20.2% in fiscal 2002. The increase in these expenses between fiscal years was primarily due to increased personnel and benefit costs, partially resulting from the increase in the number of stores in operation during fiscal 2003.

Depreciation and amortization
         Depreciation and amortization expense increased $283,000 or 8.0%, to $3,811,000 in fiscal 2003 from $3,528,000 in fiscal 2002. As a percentage of net sales, these expenses remained consistent at 1.2%. The $283,000 increase was due to the additional fixed assets placed into service from the net opening of 18 new stores.

Operating income
         Operating income decreased $1,393,000 or 3.4%, to $39,201,000 in fiscal 2003 from $40,594,000 in fiscal 2002. As a percentage of net sales, operating income declined to 12.3% in fiscal 2003 from 13.7% in fiscal 2002. The absolute and percentage decreases were due to the aforementioned decrease in gross profit margin and increases in selling and administrative and depreciation and amortization expenses.

Liquidity and Capital Resources - Consolidated

         As of January 31, 2004, the Company had cash and cash equivalents of $166,264,000 compared to $152,617,000 as of January 31, 2003, and $135,252,000
as of January 31, 2002. These funds are invested principally in money market mutual funds and short-term municipal bonds, all of which are fully insured or guaranteed by letters of credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.

         During the past three fiscal years, the Company internally funded all of its operating needs, including capital expenditures for the opening of new stores and the remodeling of existing stores. Total cash provided by operating activities, for fiscal 2004, 2003 and 2002, was $22,398,000, $27,612,000 and
$32,341,000, respectively. For fiscal 2004, cash provided by operations was the result of net income, increased by depreciation; an increase in trade accounts payable and a decrease in merchandise inventories, offset by a net decrease in accrued expenses and income taxes payable. For fiscal 2003, cash provided by operations was the result of net income increased by depreciation and a reduction in inventory, offset by a net decrease in accounts payable and accrued expenses. For fiscal 2002, cash provided by operations was the result of net income adjusted for the loss on the sale of BMI and noncash charges for depreciation and amortization and changes in operating assets and liabilities, including an increase in trade accounts payable and income taxes payable offset by an increase in merchandise inventories. The inventory turnover rate for the apparel business was approximately 2.9, 3.0, and 3.2 times for fiscal 2004, 2003 and 2002, respectively.

         Net cash used in investing activities was $1,853,000, $4,841,000 and $5,256,000 for fiscal 2004, 2003 and 2002, respectively. During these fiscal years, these funds were principally used for the opening of new stores and the remodeling of existing stores and in fiscal 2002 were partially offset by the proceeds from the sale of BMI. The fiscal 2004 versus fiscal 2003 decrease in cash used in investing activities was due to the fact that during fiscal 2004, the Company opened 13 new stores and remodeled 17 as compared to 23 new stores and 16 remodels during fiscal 2003.

         Net cash used in financing activities was $6,898,000, $5,406,000 and $3,482,000 for fiscal 2004, 2003 and 2002, respectively. During these fiscal years, these funds were principally used for the payment of dividends on preferred and common stock. In fiscal 2003 and fiscal 2002, these amounts were partially offset by the proceeds from the exercise of stock options.

         The Company believes that internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs. The Company had an unsecured line of credit in the amount of $20,000,000 as of January 31, 2004. Of this amount, $1,638,000 was outstanding as letters of credit for the purchase of inventory. The Company leases its retail apparel stores, warehouse and office building for periods ranging from one to 20 years. Following is a summary of the Company's contractual obligations for minimum rental payments on its non-cancelable operating leases and minimum payments on its other commitments as of January 31, 2004:

                                              Payments Due by Period

                                   Less than 1       1 - 3          3 - 5       More than 5
                        Total          year          years          years          years
                    ------------------------------------------------------------------------
Operating leases    $143,501,000   $ 24,427,000   $ 42,840,000   $ 30,427,000   $ 45,807,000
Other commitments      1,638,000      1,638,000           --             --             --
                    ------------------------------------------------------------------------
    Total           $145,139,000   $ 26,065,000   $ 42,840,000   $ 30,427,000   $ 45,807,000
                    ========================================================================



                                      -11-

Seasonal Nature of Operations

         During fiscal 2004, approximately 27% and 67% of the Company's net sales and net income occurred during the fourth quarter, as compared to 26% and 46% of the Company's net sales and net income for fiscal 2003. The fourth quarter includes the Christmas selling season. The increase in the percentage of the Company's fiscal 2004 fourth quarter net income compared to the fourth quarter of fiscal 2003 was due to the decline in net income for the first three quarters of fiscal 2004 versus the comparable period in fiscal 2003. See "Quarterly Financial Information (Unaudited)" and the preceding discussions on "Fiscal 2004 compared to Fiscal 2003" and "Fiscal 2003 compared to Fiscal 2002."

Critical Accounting Policies

         The financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data have been prepared in conformity with accounting principles generally accepted in the United States. This requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on historical experience, analysis of current trends, and various other factors that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.

         Periodically, the Company's accounting policies, assumptions, and estimates are reevaluated and adjustments are made when facts and circumstances warrant. Historically, actual results have not differed materially from those determined using required estimates. The Company's significant accounting policies are described in the notes accompanying the financial statements included in Item 8. Financial Statements and Supplementary Data. However, the Company considers the following accounting policies to be more dependent on the use of estimates and assumptions.

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

          Inventories
          Merchandise inventories are valued at the lower of cost or market as determined by the retail inventory method (first-in, first-out method), which is an averaging method that is widely used in the retail industry. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are adjusted based on the effects of markdowns and shrinkage relating to the Company's retail inventories. The use of the RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. The RIM calculation involves certain significant management judgments and estimates including, among others, initial merchandise pricing, markups, markdowns, and shrinkage, all of which affect the ending inventory valuation at cost as well as resulting gross margins. Events such as store closings, liquidations, and the general economic environment for retail apparel sales could result in an increase in the level of markdowns, which under the RIM would result in lower inventory values and an increase to cost of goods sold as a percentage of net sales in future periods. In addition, failure to estimate markdowns currently would result in an overstatement of inventory cost under the lower of cost or market principle.

         Income Taxes
         As part of the periodic financial statement closing process, the Company estimates its income tax liability and assesses the recoverability of deferred tax assets. Income taxes payable are estimated based on enacted tax rates applied to the income expected to be taxed currently. The realizability of deferred tax assets is assessed based on the availability of carrybacks of future deductible amounts and the projection of future taxable income. The Company cannot guarantee that it will be profitable in future years. Historically, there have not been significant differences between the estimated tax accrual versus actual amounts.

         Impairment of Long-Lived Assets
         As required under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company is required to assess its long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evaluating potential impairment, consideration is given to historical performance and future estimated results. The carrying amount of the asset is then compared to the estimated future undiscounted cash flows expected to result from the use of the asset. If the estimated future undiscounted cash flows are less than the carrying amount of the asset, such asset is written down to its estimated fair value and an impairment loss is recognized. During fiscal 2004, the Company recognized $181,000 in impairment charges related to two unprofitable stores. No impairment charges were recorded during fiscal 2003 or 2002.


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


Item 8.  Financial Statements and Supplementary Data


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Deb Shops, Inc.


We have audited the accompanying consolidated balance sheets of Deb Shops, Inc. and subsidiaries as of January 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deb Shops, Inc. and subsidiaries at January 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States.

                                                ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 8, 2004

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year Ended January 31,
                                      ------------------------------------------
                                          2004           2003            2002
                                      ------------   ------------   ------------
Net sales                             $298,645,811   $317,721,720   $307,582,342
                                      ------------   ------------   ------------
Costs and expenses:
  Cost of sales, including buying
     and occupancy costs               206,693,546    207,550,269    200,324,875
  Selling and administrative            69,100,302     67,205,182     62,511,260
  Depreciation and amortization          4,321,598      3,869,277      3,925,895
  Loss on sale of subsidiary                  --             --        7,381,152
                                      ------------   ------------   ------------
                                       280,115,446    278,624,728    274,143,182

Operating income                        18,530,365     39,096,992     33,439,160
Other income, principally interest       1,365,255      1,863,502      3,900,582
                                      ------------   ------------   ------------
Income before income taxes              19,895,620     40,960,494     37,339,742
Income tax provision                     7,129,000     15,472,000     13,750,000
                                      ------------   ------------   ------------
Net income                            $ 12,766,620   $ 25,488,494   $ 23,589,742
                                      ============   ============   ============

Net income per common share
                            Basic     $       0.93   $       1.86   $       1.74
                                      ============   ============   ============
                            Diluted   $       0.93   $       1.84   $       1.73
                                      ============   ============   ============

Weighted average number of
     common shares outstanding
                            Basic       13,684,900     13,672,073     13,546,132
                                      ============   ============   ============
                            Diluted     13,684,900     13,815,059     13,628,621
                                      ============   ============   ============




See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         January 31,
                                                                                ---------------------------
                                                                                    2004           2003
                                                                                ------------   ------------
ASSETS
Current Assets
  Cash and cash equivalents                                                     $166,264,418   $152,617,355
  Merchandise inventories                                                         28,264,675     29,911,290
  Prepaid expenses and other                                                       3,150,882      2,692,479
  Deferred income taxes                                                            1,260,191      1,453,227
                                                                                ------------   ------------
    Total current assets                                                         198,940,166    186,674,351

Property, Plant and Equipment - at cost
  Land                                                                               150,000        150,000
  Buildings                                                                        2,365,697      2,365,697
  Leasehold improvements                                                          40,566,558     42,135,335
  Furniture and equipment                                                         16,656,545     17,619,473
                                                                                ------------   ------------
                                                                                  59,738,800     62,270,505

  Less accumulated depreciation and amortization                                  42,625,923     42,409,030
                                                                                ------------   ------------
     Net property, plant and equipment                                            17,112,877     19,861,475

Other Assets
  Deferred income taxes                                                            4,732,846      4,892,273
  Other                                                                            1,962,223      1,962,223
                                                                                ------------   ------------
    Total other assets                                                             6,695,069      6,854,496
                                                                                ------------   ------------
                Total assets                                                    $222,748,112   $213,390,322
                                                                                ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                                        $ 26,523,559   $ 21,616,666
  Accrued expenses and other                                                      10,649,923      9,864,161
  Income taxes payable                                                             2,010,234      3,871,945
                                                                                ------------   ------------
    Total current liabilities                                                     39,183,716     35,352,772

Shareholders' Equity
  Series A preferred stock, par value $1.00 per share:
     Authorized - 5,000,000 shares
     Issued and outstanding - 460 shares,
      liquidation value $460,000                                                         460            460
  Common stock, par value $.01 per share:
     Authorized - 50,000,000 shares
     Issued - 15,688,290 shares                                                      156,883        156,883
  Additional paid-in capital                                                       5,864,790      5,864,790
  Retained earnings                                                              189,966,983    184,440,137
                                                                                ------------   ------------
                                                                                 195,989,116    190,462,270
  Less 2,003,390 common treasury shares, at cost                                  12,424,720     12,424,720
                                                                                ------------   ------------
                                                                                 183,564,396    178,037,550
                                                                                ------------   ------------
                Total liabilities and shareholders' equity                      $222,748,112   $213,390,322
                                                                                ============   ============

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                         Additional
                                          Preferred       Common           Paid-In                 Retained            Treasury
                                            Stock          Stock           Capital                 Earnings              Stock
                                      ----------------------------------------------------------------------------------------------
Balances - February 1, 2001           $      460        $  156,883        $  5,864,790         $   145,495,311       $ (13,758,115)
Net income                                                                                          23,589,742
Dividends on preferred stock
    ($120 per share)                                                                                   (55,200)
Dividends on common stock
    ($.325 per share)                                                                               (4,410,593)
Stock options exercised                                                                                113,714             961,285
                                      ----------------------------------------------------------------------------------------------
Balances - January 31, 2002                  460           156,883           5,864,790             164,732,974         (12,796,830)
Net income                                                                                          25,488,494
Dividends on preferred stock
    ($120 per share)                                                                                   (55,200)
Dividends on common stock
    ($.425 per share)                                                                               (5,816,085)
Stock options exercised                                                                                 47,890             372,110
Tax benefit from exercise of
    stock options                                                                                       42,064
                                      ----------------------------------------------------------------------------------------------
Balances - January 31, 2003                  460           156,883           5,864,790             184,440,137         (12,424,720)
Net income                                                                                          12,766,620
Dividends on preferred stock
    ($120 per share)                                                                                   (55,200)
Dividends on common stock
    ($.525 per share)                                                                               (7,184,574)
                                      ----------------------------------------------------------------------------------------------
Balances - January 31, 2004           $      460        $  156,883       $   5,864,790         $   189,966,983    $    (12,424,720)
                                      ==============================================================================================


See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended January 31,
                                                                   -------------------------------------------------------------
                                                                         2004                2003                 2002
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                       $  12,766,620       $  25,488,494         $   23,589,742
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                     4,321,598           3,869,277              3,925,895
     Deferred income tax (benefit) provision                            (449,000)           (799,000)                13,000
     Loss on retirement of property,
            plant and equipment                                          280,397             138,021                116,274
     Loss on sale of subsidiary                                           ---                  ---                4,611,152
     Changes in operating assets and liabilities,
            net of disposition of BMI:
       Decrease (increase) in merchandise inventories                  1,646,615           1,130,423             (8,073,992)
       (Increase) decrease in prepaid expenses and other                (458,022)            170,609                164,556
       Increase (decrease) in trade accounts payable                   4,906,893          (2,605,650)             5,550,856
       Increase (decrease) in accrued expenses and other                 443,639             650,684             (1,361,967)
       (Decrease) increase in income taxes payable                    (1,060,629)           (430,439)             3,805,517
                                                                   -------------------------------------------------------------
     Net cash provided by operating activities                        22,398,111          27,612,419             32,341,033
                                                                   -------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property, plant and equipment                          (1,853,397)         (4,840,947)            (6,264,862)
  Proceeds from sale of subsidiary, net of cash retained                 ---                   ---                1,008,769
                                                                   -------------------------------------------------------------
     Net cash used in investing activities                            (1,853,397)         (4,840,947)            (5,256,093)
                                                                   -------------------------------------------------------------
Cash flows from financing activities:
  Preferred stock cash dividends paid                                    (55,200)            (55,200)               (55,200)
  Common stock cash dividends paid                                    (6,842,451)         (5,469,463)            (4,062,220)
  Proceeds from exercise of stock options                                ---                 420,000              1,074,999
  Principal payments under capital lease obligation                      ---                (301,117)              (439,400)
                                                                   -------------------------------------------------------------
     Net cash used in financing activities                            (6,897,651)         (5,405,780)            (3,481,821)
                                                                   -------------------------------------------------------------

  Increase in cash and cash equivalents                               13,647,063          17,365,692             23,603,119
  Cash and cash equivalents at beginning of year                     152,617,355         135,251,663            111,648,544
                                                                   -------------------------------------------------------------
  Cash and cash equivalents at end of year                         $ 166,264,418       $ 152,617,355        $   135,251,663
                                                                   =============================================================

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
    Interest on capital lease obligation                           $     ---           $     ---            $       110,600
                                                                   =============================================================
    Income taxes, net                                              $   8,542,787       $  15,072,466        $    12,117,156
                                                                   =============================================================



See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operation: Deb Shops, Inc. (the "Company") operates 332 women's and men's specialty apparel retail stores. The Company operates 323 stores under the name "DEB" which offer moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. In addition, the Company operates three outlet stores under the name "CSO." The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. One hundred and twenty-eight of the DEB stores contain plus-size departments. The Company also operates six apparel retail stores under the name "Tops `N Bottoms." The Tops `N Bottoms stores sell moderately priced men's and women's apparel. Eighteen of the DEB stores contain Tops `N Bottoms departments. The Company's stores are located in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States.

Consolidation: The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, after elimination of all intercompany transactions and accounts.

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

         Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows relating to the asset is compared to the asset's carrying value to determine if an impairment exists pursuant to the requirements of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. During fiscal 2004, the Company recognized $181,000 in impairment charges related to two unprofitable stores. No impairment charges were recorded during fiscal 2003 or 2002.

Cost of Sales: Cost of sales includes the cost of merchandise, buying (including freight costs) and occupancy costs. The cost of handling merchandise is included in selling and administrative costs.

Statements of Cash Flows: The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents. Included in cash and cash equivalents at January 31, 2004 and January 31, 2003 is $164,356,000 and $151,593,000, respectively of investments in money market mutual funds and short-term municipal bonds. These investments are carried at cost, which approximates market.

Stock-based Compensation Plans: In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods for a voluntary transition to the fair-value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of the standard was effective for fiscal years and interim periods beginning after December 15, 2002. Rather than adopt the fair-value method of accounting for stock-based compensation, the Company chose to continue accounting for such items using the intrinsic value method. As required, the Company did adopt the disclosure provisions of this standard.

         In February 2002, the Company adopted the Deb Shops, Inc. Incentive Stock Option Plan as Amended and Restated Effective January 1, 2002 (the "Plan"). The Plan is more fully described in Note F. The Company continues to use the accounting method under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations for the Plan. Under APB Opinion No. 25, generally, when the exercise price of the Company's stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to all stock-related compensation.

         For purposes of proforma disclosures, the estimated fair value of the stock options under the Plan are amortized to expense over their vesting periods.


                                                                            Year Ended January 31,
                                                             -----------------------------------------------------
                                                                   2004              2003              2002
                                                             -----------------------------------------------------
 Net income as reported                                      $ 12,766,620      $ 25,488,494      $  23,589,742
 Stock-based employee compensation cost                        (2,061,296)       (4,038,246)           --
                                                             -----------------------------------------------------
 Pro forma net income                                        $ 10,705,324      $ 21,450,248      $  23,589,742
                                                             =====================================================

 Basic net income per common share, as reported              $       0.93      $       1.86      $       1.74
 Pro forma basic net income per common share                 $       0.78      $       1.56      $       1.74

 Diluted net income per common share, as reported            $       0.93      $       1.84      $       1.73
 Pro forma diluted net income per common share               $       0.78      $       1.56      $       1.73


- B - LOSS ON SALE OF SUBSIDIARY

         Effective September 30, 2001, the Company sold the stock of its subsidiary, Books Management, Inc. ("BMI"). For the eight months ended September 30, 2001, BMI had net sales of $11,897,000 and operating income of $662,000. As a result of the transaction, the Company recorded a pre-tax loss of $7,381,000 ($4,611,000 net of tax, or a loss per share of $0.34) in its fiscal 2002 consolidated statement of operations.

- C - EARNINGS PER SHARE

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations:

                                                                 Year Ended January 31,
                                      -------------------------------------------------------------------
                                              2004                  2003                   2002
                                      -------------------------------------------------------------------

Net income                            $   12,766,620          $   25,488,494          $   23,589,742
Dividends on preferred stock                 (55,200)                (55,200)                (55,200)
                                      -------------------------------------------------------------------
Income available to
    common shareholders               $   12,711,420          $   25,433,294          $   23,534,542
                                      ===================================================================
Basic weighted average
     number of common
     shares outstanding                   13,684,900              13,672,073              13,546,132
Effect of dilutive stock options              --                     142,986                  82,489
                                      -------------------------------------------------------------------
Diluted weighted average
     number of common
     shares outstanding                   13,684,900              13,815,059              13,628,621
                                      ===================================================================


- D - INCOME TAXES

         Income tax provision consists of the following components:

                                                                 Year Ended January 31,
                                      -------------------------------------------------------------------
                                              2004                  2003                   2002
                                      -------------------------------------------------------------------
Current:
     Federal                          $   6,428,000           $   13,848,000          $   12,132,000
     State                                1,150,000                2,423,000               1,605,000
                                      -------------------------------------------------------------------
                                          7,578,000               16,271,000              13,737,000
Deferred:
     Federal                               (193,000)                (623,000)                 10,000
     State                                 (256,000)                (176,000)                  3,000
                                      -------------------------------------------------------------------
                                           (449,000)                (799,000)                 13,000
                                      -------------------------------------------------------------------
                                      $   7,129,000          $    15,472,000          $   13,750,000
                                      ===================================================================

         A reconciliation of the Company's effective income tax rate with the statutory federal rate follows:

                                                                 Year Ended January 31,
                                      -------------------------------------------------------------------
                                              2004                  2003                   2002
                                      -------------------------------------------------------------------
Tax provision at statutory rate       $   6,963,000          $    14,336,000          $   13,069,000
State income taxes, net of federal
      income tax benefit                    391,000                1,461,000               1,045,000
Other                                      (225,000)                (325,000)               (364,000)
                                      -------------------------------------------------------------------
                                      $   7,129,000          $    15,472,000          $   13,750,000
                                      ===================================================================


         Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. The components of deferred tax assets and liabilities are as follows:

                                                                       January 31,
                                                        -------------------------------------------
                                                                2004                  2003
                                                        -------------------------------------------
Deferred tax assets
         Depreciation and amortization                  $    4,733,000          $    4,976,000
         Uniform cost capitalization                           628,000                 852,000
         Accrued expenses and other                            724,000                 694,000
         Deferred rent                                         204,000                 212,000
                                                        -------------------------------------------
                                                             6,289,000               6,734,000
Deferred tax liabilities
         Prepaid expenses                                     (296,000)               (305,000)
         Other                                                   ---                   (84,000)
                                                        -------------------------------------------
                                                              (296,000)               (389,000)
                                                        -------------------------------------------
                                                        $    5,993,000          $    6,345,000
                                                        ===========================================


- E - LEASES

         The Company leases all of its retail apparel stores for periods ranging from one to 20 years, including renewal options. In most instances, the Company pays real estate taxes, insurance and maintenance costs on the leased properties and contingent rentals based upon a percentage of sales, as defined in the lease agreements.

         The warehouse and office building occupied by the Company is leased from a partnership whose partners include three of the Company's directors, including the President and Executive Vice President. The original expiration date was June 14, 2002; however, the lease was amended to extend its term through June 14, 2007. The amended arrangement is accounted for as an operating lease. Prior to the extension, the agreement was classified as a capital lease. Rent expense recognized in conjunction with the operating lease was $550,000 and $321,000 for the years ended January 31, 2004 and 2003, respectively. Interest expense related to the capital lease obligation amounted to $111,000 for the year ended January 31, 2002. This amount is included in selling and administrative expenses.

         Future minimum rental commitments for all non-cancelable leases at January 31, 2004 are as follows:
                                                                  Operating
                                                                   Leases
--------------------------------------------------------------------------------

2005                                                            $ 24,427,000
2006                                                              22,210,000
2007                                                              20,630,000
2008                                                              16,435,000
2009                                                              13,992,000
Thereafter                                                        45,807,000
                                                                ------------
Total minimum rental commitments                                $143,501,000
                                                                ============

         Total rental expense under operating leases amounted to $28,124,000, $26,556,000 and $25,135,000 in fiscal 2004, 2003 and 2002, respectively. Such amounts include contingent rentals based upon a percentage of sales of $1,975,000, $2,464,000 and $2,532,000 in fiscal 2004, 2003 and 2002, respectively.

- F- STOCK OPTION PLAN

         In February 2002, the Company adopted the Deb Shops, Inc. Incentive Stock Option Plan as Amended and Restated Effective January 1, 2002 (the "Plan"). The Board of Directors, together with the Company's Stock Option and Compensation Committees, administer the Plan. Under the Plan, options to purchase up to 3,000,000 shares of the Company's common stock, par value $.01 per share, may be granted to employees or non-employee directors on the basis of contributions to the operations of the Company. The price payable for the shares of common stock under each stock option are fixed by the Board or the applicable Committee at the time of grant, but will be no less than 100% of the fair market value of the Company's common stock at the time the stock option is granted. Options are exercisable commencing one year after the date of grant, subject to such vesting requirements as the Board or the applicable Committee may specify. The granted options expire through February 2009. There were 775,000 options reserved for future grant under the Plan as of January 31, 2004.

         A summary of the Company's stock option activity and related information for the fiscal years ended January 31 follows:
                                                              Weighted
                                                              Average
                                              Options         Exercise Price
                                              -------         --------------

Outstanding, February 1, 2001                 215,000          $   6.95
           Exercised                         (155,000)            (6.94)
                                          ----------------------------------
Outstanding, January 31, 2002                  60,000              7.00
           Granted                          1,426,500             23.77
           Exercised                          (60,000)            (7.00)
           Cancelled                          (45,000)           (23.75)
                                          ----------------------------------
Outstanding, January 31, 2003               1,381,500             23.77
           Granted                             45,000             23.75
           Exercised                            ---                ---
           Cancelled                          (46,500)            23.75
                                          ----------------------------------
Outstanding, January 31, 2004               1,380,000          $  23.77
                                          ==================================

         The remaining contractual life of the outstanding options ranges from
3.1 to 5.1 years. Of the 1,380,000 options outstanding at January 31, 2004, 451,500 were exercisable at a weighted average exercise price of $23.75.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The model used the following assumptions:

                                      Fiscal 2004 grants           Fiscal 2003 grants          Fiscal 1999 grants
                                      ------------------           ------------------          ------------------
Expected life                              Five years                   Five years                  Five years
Risk-free interest rate                       4.3%                         4.3%                        4.2%
Volatility                                   34.7%                        42.4%                       41.7%
Dividend yield                                2.6%                         1.7%                        2.9%



         The estimated fair value of the options granted was $4.69 for the fiscal 2004 grants, $8.84 for the fiscal 2003 and $2.34 for the fiscal 1999 grants.

- G- COMMITMENTS AND CONTINGENCIES

         The Company has an unsecured line of credit in the amount of $20,000,000. As of January 31, 2004, $1,638,000 was outstanding as letters of credit for the purchase of inventory.

         One of the Company's employees has an employment agreement that provides for, among other things, a base salary plus a bonus of 4% of the improvement in the operating results of the Company's DEB business. No bonuses were earned for the fiscal years ended January 31, 2004 or 2003. This agreement is applicable through fiscal 2007.

         Bonuses of $332,000 were earned under similar agreements for fiscal 2002 and are included in cost of sales, buying and occupancy expenses in the accompanying consolidated statement of operations as of January 31, 2002.

         The Company is subject to legal proceedings, employment issues and claims that arise in the ordinary course of its business. In the opinion of management, after consultation with outside legal counsel, the ultimate disposition of such proceedings is not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.


 - H- QUARTERLY FINANCIAL INFORMATION (Unaudited)


(amounts in thousands, except per share                  First            Second            Third            Fourth
  data)                                                 Quarter           Quarter          Quarter          Quarter
------------------------------------------------------------------------------------------------------------------------
Net sales
  2004                                                $  70,162         $  73,019         $  74,810        $  80,656(1)
  2003                                                $  76,964         $  76,682         $  81,232        $  82,843(1)

Cost of sales, including buying
    and occupancy costs
  2004                                                $  52,394         $  50,270         $  55,296        $  48,734
  2003                                                $  55,629         $  47,807         $  58,572        $  45,543
Net income
  2004                                                $     280         $   2,706         $   1,183        $   8,598(1)
  2003                                                $   3,284         $   7,268         $   3,255        $  11,682(1)
Basic net income per share
  2004                                                $    0.02         $    0.20         $    0.09        $    0.63
  2003                                                $    0.24         $    0.53         $    0.24        $    0.85
Diluted net income per share
  2004                                                $    0.02         $    0.20         $    0.09        $    0.63
  2003                                                $    0.24         $    0.52         $    0.24        $    0.85
Cash dividends declared per common
     share
  2004                                                $    .100         $    .175         $    .125        $    .125
  2003                                                $    .075         $    .150         $    .100        $    .100


         Amounts are computed independently for each of the quarters presented and therefore may not sum to totals for each of the years.

         (1) During fiscal 2004, approximately 27% and 67% of the Company's net sales and net income occurred during the fourth quarter, as compared to 46% and 52% of the Company's net sales and net income for fiscal 2003. The fourth quarter includes the Christmas selling season. The increase in the percentage of the Company's fiscal 2004 fourth quarter net income compared to the fourth quarter of fiscal 2003 was due to the decline in net income for the first three quarters of fiscal 2004 versus the comparable period in fiscal 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A.  Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures

         The Company's chief executive officer and chief financial officer, with the participation of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the "Evaluation Date") and, based on that evaluation, concluded that, as of the Evaluation Date, the Company had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

         (b) Change in Internal Control over Financial Reporting

         There has not been any change in the Company's internal control over financial reporting during its quarter ended January 31, 2004 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The Company has adopted a Code of Business Conduct & Ethics that applies to the Company's directors, officers and employees, including its principal executive officer, principal financial officer and controller. The Company's Code of Business Conduct & Ethics is available on its website at www.debshops.com. Unless disclosure in a Current Report on Form 8-K is otherwise required under NASDAQ, SEC or other applicable rules and regulations, the Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment or waiver from a provision of the Code of Business Conduct & Ethics that applies to its principal executive officer, principal financial officer, controller or persons performing similar functions and that relates to certain topics by posting such information on its website at www.debshops.com.

         Except as set forth under the caption, "Executive Officers of the Registrant", in Part I of this Annual Report on Form 10-K, the information required by this item is contained in the 2004 Proxy Statement under the captions, "Election of Directors", "Corporate Governance - Audit Committee", "Procedures for Nominating or Recommending for Nomination Candidates for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is hereby incorporated herein by reference.

Item 11.  Executive Compensation

         The required information with respect to executive compensation is contained in the 2004 Proxy Statement under the captions, "Election of Directors", "Comparison of Five Year Cumulative Total Shareholder Returns" and "Executive Compensation", which is incorporated in this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The required information with respect to security ownership of certain beneficial owners and management is contained in the 2004 Proxy Statement under the caption, "Security Ownership of Certain Beneficial Owners and Management", which is incorporated in this Annual Report on Form 10-K by reference.

         The following table provides information as of January 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance.

                      Equity Compensation Plan Information


----------------------------------------------------------------------------------------------------------------------
                                                                                              Number of securities
                                                                                            remaining available for
                                                                                             future issuance under
                                Number of securities to         Weighted-average              equity compensation
                                be issued upon exercise        exercise price of                plans (excluding
                                 of outstanding options,      outstanding options,          securities reflected in
                                   warrants and rights        warrants and rights                 column (a))
        Plan Category                      (a)                         (b)                            (c)
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders            1,380,000                    $23.77                         775,000
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders               --                          --                              --
---------------------------------------------------------------------------------------------------------------------
Total                                  1,380,000                     $23.77                         775,000
-------------------------------======================================================================================

Item 13.  Certain Relationships and Related Transactions

         The required information with respect to certain relationships and related transactions is contained in the 2004 Proxy Statement under the caption, "Transactions With Management and Certain Business Relationships", which is incorporated in this Annual Report on Form 10-K by reference.

Item 14.   Principal Accountant Fees and Services

         The required information with respect to principal accountant fees and services is contained in the Company's 2004 Proxy Statement under the caption, "Relationships with Independent Auditors", which is incorporated in this Annual Report on Form 10-K by reference.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


Financial Statements and Financial Statement Schedules

                           Document                                     Page(s)
                           --------                                     -------

         Report of independent auditors                                     13

         Consolidated statements of operations for
         the years ended January 31, 2004, 2003 and 2002                    14

         Consolidated balance sheets as of January 31,
         2004 and 2003                                                      15

         Consolidated statements of shareholders'
         equity for the years ended January 31, 2004,
         2003 and 2002                                                      16

         Consolidated statements of cash flows for the
         years ended January 31, 2004, 2003 and 2002                        17

         Notes to consolidated financial statements                       18-23

         Selected quarterly financial information (unaudited)
         for the years ended January 31, 2004 and 2003                      23

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

         Exhibits identified with an asterisk below denote a management contract or executive compensatory plan or arrangement.

     Exhibit No.           Description of Document
     -----------           -----------------------
          3-1              Restated Articles of Incorporation of the Company, as amended through May 29, 1984 (2003 Form 10-K, Exhibit 3-1)

          3-2              By-Laws of the Company, as amended through February 2, 2004

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




        Exhibit No.        Description of Document
        -----------        -----------------------
         10-2.1            * Insurance Policy for Marvin Rounick and Judy Rounick (2003 Form 10-K,
                           Exhibit 10-2.1)

         10-2.2            * Split Dollar Insurance Agreement dated July 31, 1987 between the Company and
                           Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable
                           Insurance Trust dated October 27, 1986 (2003 Form 10-K Exhibit 10-2.2)

         10-2.3            * Collateral Assignment dated July 31, 1987 from Jack A. Rounick and Stuart Savett,
                           Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27,
                           1986, as assignor, and the Company, as assignee (2003 Form 10-K Exhibit 10.2-3)

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

         10-3.1            * Life Insurance Policy for Warren Weiner and Penny Weiner (2003 Form 10-K Exhibit
                           10-3.1)

         10-3.2            * Split Dollar Insurance Agreement dated July 31, 1987 between the Company and
                           Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable
                           Insurance Trust dated October 27, 1986 (2003 Form 10-K Exhibit 10-3.2)

         10-3.3            * Collateral Assignment dated July 31, 1987 from Barry H. Frank and Robert Shein,
                           Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27,
                           1986, as assignor, and the Company, as assignee (2003 Form 10-K Exhibit 10-3.3)

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

         10-3.5.1          * Amended and Restated Split Dollar Insurance Agreement dated July 31, 1998 between the Company and Barry H. Frank and Robert Shein, Trustees under the Weiner Family
                           Irrevocable Insurance Trust dated October 27, 1986 (Form 10-Q for the quarter ended
                           October 31, 1999, Exhibit 10-14.5)




       Exhibit No.          Description of Document
       -----------          -----------------------
         10-3.6            * Amended and Restated Collateral Assignment dated July 31, 1998 from Barry H.
                           Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance
                           Trust dated October 27, 1986 (Form 10-Q for the quarter ended October 31, 1999,
                           Exhibit 10-14.6)

         10-4              * Deb Shops, Inc. Premium Conversion Plan (2003 Form 10-K, Exhibit 10-4)

         10-4.1            * Amendment No. I to Deb Shops, Inc. Premium Conversion Plan (1998 Form 10-K,
                           Exhibit 10-19.1)

         10-5.1            * Deb Shops, Inc. Incentive Stock Option Plan, As Amended and Restated Effective
                           January 1, 2002 (2002 Form 10-K, Exhibit 10-5.1)

         10-6              * Employment Agreement dated December 20, 2001 between the Company and Allan
                           Laufgraben (2002 Form 10-K, Exhibit 10-6)

         10-7              * Employment Agreement dated December 20, 2001 between the Company and Barry
                           Vesotsky (2002 Form 10-K, Exhibit 10-7)

         21                Subsidiaries of the Company

         23                Consent of Ernst & Young LLP

          31.1             Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the
                           Securities Exchange Act of 1934

          31.2             Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the
                           Securities Exchange Act of 1934

          32.1             Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

          32.2             Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350


Reports on Form 8-K
--------------------
         The following reports on Form 8-K were furnished by the Company to the Securities and Exchange Commission during the fourth quarter of the fiscal year ended January 31, 2004:


               1. Report on Form 8-K, filed November 10, 2003, including the press release dated November 6, 2003 discussing sales results for the month, quarter and year to date periods ended October 31, 2003.

               2. Report on Form 8-K, filed November 20, 2003, including the press release dated November 20, 2003 discussing the Company's financial results for the fiscal third quarter and nine-month periods ended October 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City and County of Philadelphia, Commonwealth of Pennsylvania, on April 15, 2004.

                                                DEB SHOPS, INC.
                                                (Registrant)

                                                By: Marvin Rounick
                                                    ----------------------------
                                                    Marvin Rounick, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.



Marvin Rounick                       April 15, 2004
----------------------------------
Marvin Rounick, President,
  Chief Executive Officer and Director
  (Principal Executive Officer)


Warren Weiner                        April 15, 2004
----------------------------------
Warren Weiner, Executive Vice President,
  Secretary, Treasurer and Director


Jack Rounick                         April 15, 2004
----------------------------------
Jack A. Rounick, Assistant Secretary
  and Director


Ivan Inerfeld                        April 15, 2004
----------------------------------
Ivan Inerfeld, Director


Barry H. Feinberg                    April 15, 2004
----------------------------------
Barry H. Feinberg, Director


Barry H. Frank                       April 15, 2004
----------------------------------
Barry H. Frank, Esq., Director


Barry J. Susson                      April 15, 2004
----------------------------------
Barry J. Susson, Chief Financial Officer


Joan M. Nolan                       April 15, 2004
----------------------------------
Joan M. Nolan, Controller