Form 10-Q
period 2004-04-30
DEB SHOPS INC
filed 2004-06-09
CIK 715779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       April 30, 2004
                              --------------------------------------------------

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
                                Yes  X    No
                                    ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                Yes  X    No
                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.01                             13,706,900
----------------------------                ------------------------------------
         (Class)                                (Outstanding at June 6, 2004)

                        DEB SHOPS, INC. AND SUBSIDIARIES







                                    I N D E X
                                    ---------









                                                                            PAGE
                                                                            ----
PART I.       Financial Information:

     Item 1.  Financial statements


              Consolidated Balance Sheets                                     1
              April 30, 2004 (Unaudited) and January 31, 2004

              Consolidated Statements of Operations (Unaudited)               2
              Three Months Ended April 30, 2004 and 2003

              Consolidated Statements of Cash Flows (Unaudited)               3
              Three Months Ended April 30, 2004 and 2003

              Notes to Consolidated Financial Statements                     4-5
              April 30, 2004 (Unaudited)

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations - April 30, 2004                     6-9

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                                     9

     Item 4.  Controls and Procedures                                         9


PART II.      Other Information                                              10

                                          DEB SHOPS, INC. & SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                                           APRIL 30,
                                                                                             2004                    JANUARY 31,
                                                                                          (UNAUDITED)                   2004
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                                $162,027,492              $166,264,418
  Merchandise inventories                                                                    24,381,282                28,264,675
  Prepaid expenses and other                                                                  3,912,899                 3,150,882
  Deferred income taxes                                                                       1,260,191                 1,260,191
                                                                                           ------------              ------------
      Total current assets                                                                  191,581,864               198,940,166

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land                                                                                          150,000                   150,000
  Buildings                                                                                   2,365,697                 2,365,697
  Leasehold improvements                                                                     40,501,966                40,566,558
  Furniture and equipment                                                                    16,867,356                16,656,545
                                                                                           ------------              ------------
                                                                                             59,885,019                59,738,800

  Less accumulated depreciation and amortization                                             42,891,704                42,625,923
                                                                                           ------------              ------------
       Net property, plant and equipment                                                     16,993,315                17,112,877

OTHER ASSETS
  Deferred income taxes                                                                       4,732,846                 4,732,846
  Other                                                                                       1,962,223                 1,962,223
                                                                                           ------------              ------------
     Total other assets                                                                       6,695,069                 6,695,069
                                                                                           ------------              ------------
                 Total assets
                                                                                           $215,270,248              $222,748,112
                                                                                           ============              ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                                                   $ 21,161,478              $ 26,523,559
  Accrued expenses and other                                                                 10,417,513                10,649,923
  Income taxes payable                                                                          452,223                 2,010,234
                                                                                           ------------              ------------
      Total current liabilities                                                              32,031,214                39,183,716



SHAREHOLDERS' EQUITY
  Series A Preferred Stock, par value $1.00 per share: Authorized - 5,000,000 shares Issued and outstanding - 460 shares,
           liquidation value $460,000                                                               460                       460
  Common Stock, par value $.01 per share:
       Authorized - 50,000,000 shares
       Issued  - 15,688,290 shares                                                              156,883                   156,883
  Additional paid in capital                                                                  6,254,749                 5,864,790
  Retained earnings                                                                         189,115,222               189,966,983
                                                                                           ------------              ------------
                                                                                            195,527,314               195,989,116
  Less common treasury shares, at cost:
    April 30, 2004 -1,981,390; January 31, 2004 - 2,003,390                                  12,288,280                12,424,720
                                                                                           ------------              ------------
                                                                                            183,239,034               183,564,396
                                                                                           ------------              ------------
                 Total liabilities and shareholders' equity                                $215,270,248              $222,748,112
                                                                                           ============              ============

See notes to consolidated financial statements.

                                         DEB SHOPS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                THREE MONTHS ENDED APRIL 30,
                                            ----------------------------------
                                                2004                   2003
                                            -----------            -----------

Net sales                                   $73,080,583            $70,161,591
                                            -----------            -----------

Costs and expenses:
  Cost of sales, including buying
    and occupancy costs                      53,971,273             52,394,003
  Selling and administrative                 17,133,968             16,679,097
  Depreciation and amortization                 986,940              1,038,659
                                            -----------            -----------
                                             72,092,181             70,111,759

Operating income                                988,402                 49,832
Other income, principally interest              389,000                401,142
                                            -----------            -----------

Income before income taxes                    1,377,402                450,974
Income tax provision                            502,000                171,000
                                            -----------            -----------

Net income                                  $   875,402            $   279,974
                                            ===========            ===========

Net income per common share
            Basic                           $      0.06            $      0.02
                                            ===========            ===========
            Diluted                         $      0.06            $      0.02
                                            ===========            ===========

Cash dividend declared
  per common share                          $     0.125            $     0.100
                                            ===========            ===========

Weighted average number of
  common shares outstanding
            Basic                            13,687,389             13,684,900
                                            ===========            ===========
            Diluted                          13,698,505             13,684,900
                                            ===========            ===========

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               THREE MONTHS ENDED APRIL 30,
                                                                                          ---------------------------------------
                                                                                               2004                     2003
                                                                                          -------------             -------------
Cash flows used in operating activities:
  Net income                                                                              $     875,402             $     279,974
  Adjustments to reconcile net income to
     net cash used in operating activities:
      Depreciation and amortization                                                             986,940                 1,038,659
      Loss on retirement of property, plant and equipment                                        31,809                    12,077
      Change in assets and liabilities:
         Decrease in merchandise inventories                                                  3,883,393                 4,440,082
         Increase in prepaid expenses and other                                                (643,267)               (1,389,733)
         Decrease in trade accounts payable                                                  (5,362,081)               (1,207,112)
         Decrease in accrued expenses and other                                                (235,160)                 (377,450)
         Decrease in income taxes payable                                                    (1,554,110)               (3,319,533)
                                                                                          -------------             -------------
           Net cash used in operating activities                                             (2,017,074)                 (523,036)
                                                                                          -------------             -------------

Cash flows used in investing activities:
  Purchase of property, plant and equipment, net                                               (899,189)                 (814,948)
                                                                                          -------------             -------------
         Net cash used in investing activities                                                 (899,189)                 (814,948)
                                                                                          -------------             -------------

Cash flows used in financing activities:
      Preferred stock cash dividends paid                                                       (13,800)                  (13,800)
      Common stock cash dividends paid                                                       (1,710,613)               (1,368,490)
      Proceeds from exercise of stock options                                                   403,750                         -
                                                                                          -------------             -------------
         Net cash used in financing activities                                               (1,320,663)               (1,382,290)
                                                                                          -------------             -------------

Decrease in cash and cash equivalents                                                        (4,236,926)               (2,720,274)
                                                                                          -------------             -------------
Cash and cash equivalents at beginning of period                                            166,264,418               152,617,355
Cash and cash equivalents at end of period                                                $ 162,027,492             $ 149,897,081
                                                                                          =============             =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes, net                                                                     $   3,078,000             $   3,473,000
                                                                                          =============             =============

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2004

- A - ORGANIZATION / BASIS OF PRESENTATION
         Deb Shops, Inc. (the "Company") operates 329 women's and men's specialty apparel retail stores. The Company operates 320 stores under the name "DEB" which offer moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. In addition, the Company operates three outlet stores under the name "CSO." The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. One hundred and thirty of the DEB stores contain plus-size departments. The Company also operates six apparel retail stores under the name "Tops `N Bottoms." The Tops `N Bottoms stores sell moderately priced men's and women's apparel. Eighteen of the DEB stores contain Tops `N Bottoms departments. The Company's stores are located in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the first and third quarters, cost of goods sold and inventories are estimated based on the use of the gross profit method. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

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


- B - NET INCOME PER SHARE
         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

                                                THREE MONTHS ENDED APRIL 30,
                                               ------------------------------
                                                   2004              2003
                                               ------------      ------------

         Net income                            $    875,402      $    279,974
         Dividends on preferred stock               (13,800)          (13,800)
                                               ------------      ------------

         Income available to common
            shareholders                       $    861,602      $    266,174
                                               ============      ============

         Basic weighted average number
            of common shares outstanding         13,687,389        13,684,900

         Effect of dilutive stock options            11,116             -
                                               ------------      ------------
         Diluted weighted average
           number of common
           shares outstanding                    13,698,505        13,684,900
                                               ============      ============

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2004
                                   (CONTINUED)


- B - NET INCOME PER SHARE (CONTINUED)
         During the quarter ended April 30, 2004, the Company issued 22,000 shares as a result of employee stock option exercises. The effect of these exercises is included in the basic and diluted weighted average number of common shares outstanding.

         Options to purchase 1,264,000 shares of common stock, at a weighted average exercise price of $23.77 per share, were outstanding at April 30, 2004. The effect of these options on the diluted weighted average number of common shares outstanding at April 30, 2004 is reflected in the above table.

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

-C - INCOME TAXES
         The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes, offset by tax-exempt interest earnings.


- D - STOCK RELATED COMPENSATION
         The Company has a stock option plan whereby options may be granted to employees or non-employee directors on the basis of contributions to the operations of the Company. Details concerning the plan are described in Note F to the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004. The Company continues to use the accounting method under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations for this plan. Under APB No. 25, generally, when the exercise price of the Company's stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

         Had the Company recognized compensation cost for the stock option plan consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," net income and basic and diluted net income per share would have been adjusted to the following pro forma amounts.


                                                   THREE MONTHS ENDED APRIL 30,
                                                   ---------------------------

                                                      2004             2003
                                                   ---------        ----------

Net income as reported                             $ 875,402        $  279,974
Stock-based employee compensation cost                61,503           699,601
                                                   ---------        ----------
Pro forma net income (loss)                        $ 813,899        $ (419,627)
                                                   =========        ==========

Basic net income per common share, as reported     $    0.06        $     0.02
Pro forma basic net income (loss)
    per common share                               $    0.06        $    (0.03)

Diluted net income per common share, as reported   $    0.06        $     0.02
Pro forma diluted net income (loss)
   per common share                                $    0.06        $    (0.03)

ITEM 2.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
         Deb Shops, Inc. (the "Company") has made in this report, and from time to time may otherwise make, "forward-looking statements" (as that term is defined under federal securities laws) concerning the Company's future operations, performance, profitability, revenues, expenses, earnings and financial condition. This report includes, in particular, forward-looking statements regarding expectations of future performance, store openings and closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company's ability to improve or maintain sales and margins, respond to changes in fashion, find suitable retail locations and the Company's ability to attract and retain key management personnel. Such factors may also include other risks and uncertainties detailed in the Company's other filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (the "2004 10-K"). The Company assumes no obligation to update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


CRITICAL ACCOUNTING POLICIES
         The Company's critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the 2004 10-K. There were no material changes subsequent to the filing of the 2004 10-K in the Company's critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.


OVERVIEW
         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report.

         The Company operates 329 women's and men's specialty apparel retail stores. The Company operates 320 stores under the name "DEB" which offer moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. In addition, the Company operates three outlet stores under the name "CSO." The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. One hundred and thirty of the DEB stores contain plus-size departments. The Company also operates six apparel retail stores under the name "Tops `N Bottoms." The Tops `N Bottoms stores sell moderately priced men's and women's apparel. Eighteen of the DEB stores contain Tops `N Bottoms departments. The Company's stores are located in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States.

         The Company's performance during the quarter ended April 30, 2004 (the "Current Quarter") was highlighted by a 2.4% increase in comparable stores sales and an improvement in operating efficiencies resulting from this increase. Due primarily to a reduction in markdowns as a percentage of sales, the Company also improved gross margins, which when combined with the aforementioned sales increase, resulted in improved expense leverage and an increase in net income when compared to the quarter ended April 30, 2003 (the "Comparable Quarter").

RESULTS OF OPERATIONS

 THREE MONTHS ENDED APRIL 30, 2004 COMPARED TO THREE MONTHS ENDED APRIL 30, 2003

NET SALES
         Net sales increased 4.2% during the Current Quarter to $73,081,000 from $70,162,000 in the Comparable Quarter. The $2,919,000 increase was the result of a 2.4% or $1,703,000 comparable store sales increase, as well as sales from new stores of $1,216,000. The Company believes that this sales increase is attributable to improved customer acceptance of the Company's merchandise offerings as evidenced by increase in unit sales and net sales per transaction versus the Comparative Quarter.

         The following table sets forth certain store information.

                                                           STORE DATA(1)
                                                        THREE MONTHS ENDED
                                                            APRIL 30,
                                                     ------------------------
                                                       2004           2003
                                                       ----           ----

Stores open at end of the period                         329           330
Average number in operation during the period            331           330
Average net sales per store (in thousands)             $ 221         $ 213
Average operating income
    per store (in thousands)                           $ 3.0         $ 0.2
Comparable store sales(2) - percent change               2.4%        (13.4)%

COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS
         Cost of sales, including buying and occupancy costs, increased $1,577,000 or 3.0% during the Current Quarter to $53,971,000 from $52,394,000 in the Comparable Quarter. As a percentage of net sales, these costs decreased to 73.9% from 74.7% in the Comparable Quarter. The nominal increase between periods was due to the overall increase in sales. The decrease as a percentage of sales was due to a combination of improved merchandise margins and an improvement in the leveraging of buying and occupancy costs as a result of the comparable store sales increase. Buying and occupancy costs were 17.9% and 18.2% of net sales for the Current Quarter and Comparable Quarter, respectively.

SELLING AND ADMINISTRATIVE EXPENSES
         Selling and administrative expenses increased $455,000 or 2.7% during the Current Quarter to $17,134,000 from $16,679,000 in the Comparable Quarter. As a percentage of net sales, these costs decreased to 23.5% from 23.8% in the Comparable Quarter. The $455,000 increase was primarily due to a payment made relating to an employee separation matter and an increase in merchant fees relating to credit card sales. Similar to the percentage decrease in cost of sales, including buying and occupancy expenses, this decrease as a percentage of net sales was due to an improvement in the leveraging of buying and occupancy costs as a result of the increase in net sales, particularly the comparable store sales increase.

DEPRECIATION AND AMORTIZATION
         Depreciation expense decreased $52,000 or 5.0% to $987,000 in the Current Quarter from $1,039,000 in the Comparable Quarter. As a percentage of net sales, these expenses decreased to 1.4% in the Current Quarter from 1.5% in the Comparable Quarter. The decrease was due to the fact that certain older stores are becoming fully depreciated, therefore reducing the amount of recurring depreciation expense for these locations.

OTHER INCOME, PRINCIPALLY INTEREST
         Other income, principally interest, decreased $12,000 or 3.0% to $389,000 in the Current Quarter from $401,000 in the Comparable Quarter. The decrease was the result of lower average interest rates during the Current Quarter versus the Comparable Quarter, partially offset by higher cash balances.

--------
(1)  Includes Tops `N Bottoms stores

(2) Comparable store sales include stores open for both periods. A store is added to the comparable store base in its 13th month of operation.

INCOME TAX PROVISION
         The income tax provision for the Current Quarter was $502,000, resulting in a 36.5% effective tax rate, as compared to $171,000 and a 37.9% effective tax rate for the Comparable Quarter. The effective tax rate for the Current Quarter is the rate estimated for Fiscal 2005. The effective tax rate for the Comparable Quarter was the rate anticipated for Fiscal 2004, based on originally budgeted earnings for that year. The actual effective rate for Fiscal 2004 was 35.8%.

LIQUIDITY AND CAPITAL RESOURCES
         During the Current Quarter and Comparable Quarter, the Company funded all of its operating needs internally, including capital expenditures for the opening of new stores and the remodeling of existing stores. For the Current Quarter, cash used in operating activities was $2,017,000. The use of cash during this period was the result of decreases in accounts and income taxes payable, accrued expenses and an increase in prepaid expenses. Offsetting these uses of cash was net income, a reduction in merchandise inventories and non-cash charges for depreciation and amortization. The $523,000 use of cash in operating activities during the Comparable Quarter was the result of decreases in income taxes and accounts payable, accrued expenses and an increase in prepaid expenses. Offsetting these uses of cash was net income, a reduction in merchandise inventories and non-cash charges for depreciation and amortization. The inventory turnover rate was approximately 0.7 times during both the Current Quarter and Comparable Quarter.

         Net cash used in investing activities was $899,000 and $815,000 for the Current Quarter and Comparable Quarter, respectively. These funds were used for the opening of new stores and the remodeling of existing stores. During the Current Quarter, the Company opened one and remodeled five stores, while during the Comparable Quarter the Company opened four and remodeled nine stores.

         Net cash used in financing activities was $1,321,000 and $1,382,000 for the Current Quarter and Comparable Quarter, respectively. During both periods, these funds were used for the payment of dividends on preferred and common stock and, during the Current Quarter, the use of funds was partially offset by proceeds from the exercise of stock options.

         As of April 30, 2004, the Company had cash and cash equivalents of $162,027,000 compared with $149,897,000 at April 30, 2003.

         On May 19, 2004, the Company announced a special dividend of $0.40 per share on its common stock. This special dividend will be incorporated into the Company's next regularly scheduled dividend payment on August 17, 2004 for shareholders of record as of July 30, 2004.

         The Company believes that its existing cash and cash equivalents and internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs. The Company had an unsecured line of credit in the amount of $20,000,000 as of April 30, 2004. Of this amount, $1,233,000 was outstanding as letters of credit for the purchase of inventory. The Company leases its retail apparel stores, warehouse and office building for periods ranging from one to 20 years. Following is a summary of the Company's contractual obligations for minimum rental payments on its non-cancelable operating leases and minimum payments on its other commitments as of April 30, 2004.

                                                     Payments Due by Period
                                          Less than 1          1 - 3            3 - 5        More than 5
                           Total             year              years            years           years
                   --------------------------------------------------------------------------------------

Operating leases     $ 137,034,000      $ 23,446,000      $ 40,676,000      $ 29,275,000    $ 43,637,000
Other commitments        1,233,000         1,233,000            --                --              --
                   --------------------------------------------------------------------------------------

    Total            $ 138,267,000      $ 24,679,000      $ 40,676,000      $ 29,275,000    $ 43,637,000
                   ======================================================================================

                                       -8-

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

ITEM 3.
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of April 30, 2004, the Company had cash and cash equivalents of $162,027,000 compared to $149,897,000 as of April 30, 2003, and $138,969,000 as
of April 30, 2002. These funds are invested primarily in money market mutual funds and short-term municipal bonds, all of which are fully insured or guaranteed by letters-of-credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.

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

         (b) Change in Internal Control over Financial Reporting

     There has not been any change in the Company's internal control over financial reporting during its quarter ended April 30, 2004 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION


ITEMS 1 - 5.  NOT APPLICABLE
------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

         (a) Exhibits

                 Exhibit 10.1 Agreement and General Release between Deb Shops, Inc. and Barry Vesotsky

                 Exhibit 31.1 Section 302 Certification by President and Chief Executive Officer

                 Exhibit 31.2   Section 302 Certification by Chief Financial
                                Officer

                 Exhibit 32.1 Certification of Periodic Report by President and Chief Executive Officer

                 Exhibit 32.2 Certification of Periodic Report by Chief Financial Officer

         (b) Reports on Form 8-K

         The following reports on Form 8-K were furnished by the Company to the Securities and Exchange Commission during the first quarter of the fiscal year ending January 31, 2005:


               1. Report on Form 8-K, filed February 6, 2004, including the press release dated February 5, 2004 entitled "Deb Shops, Inc. Reports Sales for January and the Fourth Quarter and the Full Year Ended January 31, 2004. Management Also Announces Internet Sales Channel Upgrade."

               2. Report on Form 8-K, filed March 5, 2004, including the press release dated March 5, 2004 entitled "Deb Shops Pre-Announces Fourth Quarter Results."

               3. Report on Form 8-K, filed March 9, 2004, including the press release dated March 9, 2004 entitled "Deb Shops Reports Fourth Quarter and Full-Year Results - Establishes Fiscal 2005 Guidance of $1.20 to $1.30 per Diluted Share."

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      DEB SHOPS, INC.





DATE: June 9, 2004                    By: Marvin Rounick
                                          --------------
                                          Marvin Rounick
                                          President and Chief Executive Officer







DATE: June 9, 2004                    By: Barry J. Susson, CPA
                                          --------------------
                                          Barry J. Susson
                                          Chief Financial Officer