Form 10-Q
period 2004-07-31
DEB SHOPS INC
filed 2004-09-09
CIK 715779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                 July 31, 2004
                              --------------------------------------------------
OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from_______________________to_________________________

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

                                Yes  _X_   No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes  _X_   No___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.01                              13,748,900
----------------------------                 ----------------------------------
         (Class)                             (Outstanding at September 3, 2004)

                        DEB SHOPS, INC. AND SUBSIDIARIES


                                    I N D E X
                                    ---------

                                                                                                           PAGE
                                                                                                           ----
PART I.           Financial Information:

         Item 1.           Financial Statements (Unaudited)

                           Consolidated Balance Sheets -                                                     1
                           July 31, 2004 and January 31, 2004

                           Consolidated Statements of Operations - Three Months                              2
                           and Six Months Ended July 31, 2004 and 2003

                           Consolidated Statements of Cash Flows -                                           3
                           Six Months Ended July 31, 2004 and July 31, 2003

                           Notes to Consolidated Financial Statements -                                     4-6
                           July 31, 2004

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                        7-11

         Item 3.           Quantitative and Qualitative Disclosures About                                    11
                           Market Risk

         Item 4.           Controls and Procedures                                                           12



PART II. Other Information

         Item 4.           Submission of Matters to a Vote of Security Holders                               12

         Item 6.           Exhibits                                                                          13


SIGNATURES                                                                                                   14


                        DEB SHOPS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                      JULY 31,
                                                                                       2004                           JANUARY 31,
                                                                                    (UNAUDITED)                          2004
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                          $168,236,898                      $166,264,418
  Merchandise inventories                                                              32,401,876                        28,264,675
  Prepaid expenses and other                                                            3,386,463                         3,150,882
  Deferred income taxes                                                                 1,260,191                         1,260,191
                                                                                ---------------------------------------------------
      Total current assets                                                            205,285,428                       198,940,166

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land                                                                                    150,000                           150,000
  Buildings                                                                             2,365,697                         2,365,697
  Leasehold improvements                                                               40,528,796                        40,566,558
  Furniture and equipment                                                              16,771,655                        16,656,545
                                                                                ---------------------------------------------------
                                                                                       59,816,148                        59,738,800

  Less accumulated depreciation and amortization                                       43,458,351                        42,625,923
                                                                                ---------------------------------------------------
      Net property, plant and equipment                                                16,357,797                        17,112,877

OTHER ASSETS
  Deferred income taxes                                                                 4,732,846                         4,732,846
  Other                                                                                 1,962,223                         1,962,223
                                                                                ---------------------------------------------------
      Total other assets                                                                6,695,069                         6,695,069
                                                                                ---------------------------------------------------
                 Total assets                                                        $228,338,294                      $222,748,112
                                                                                ====================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                                              $28,975,736                       $26,523,559
  Accrued expenses and other                                                           16,264,837                        10,649,923
  Income taxes payable                                                                  1,448,474                         2,010,234
                                                                                ---------------------------------------------------
      Total current liabilities                                                        46,689,047                        39,183,716



SHAREHOLDERS' EQUITY
  Series A preferred stock, par value $1.00 per share:
       Authorized - 5,000,000 shares
       Issued and outstanding - 460 shares,
           liquidation value $460,000                                                         460                               460
  Common stock, par value $.01 per share:
       Authorized - 50,000,000 shares
       Issued  - 15,688,290 shares                                                        156,883                           156,883
  Additional paid-in capital                                                            6,996,672                         5,864,790
  Retained earnings                                                                   186,523,034                       189,966,983
                                                                                ---------------------------------------------------
                                                                                      193,677,049                       195,989,116
  Less common treasury shares, at cost:
    July 31, 2004 -1,939,390; January 31, 2004 - 2,003,390                             12,027,802                        12,424,720
                                                                                ---------------------------------------------------
                                                                                      181,649,247                       183,564,396
                                                                                ---------------------------------------------------
                 Total liabilities and shareholders' equity                          $228,338,294                      $222,748,112
                                                                                ====================================================


See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                      THREE MONTHS ENDED JULY 31,                    SIX MONTHS ENDED JULY 31,

                                                      2004                   2003                  2004                  2003
                                                      ----                   ----                  ----                  ----
  Net sales                                         $ 72,830,500         $ 73,018,632         $ 145,911,083          $ 143,180,223
                                                  ---------------------------------------------------------------------------------

Costs and expenses:
  Cost of sales, including
    buying and occupancy costs                        47,463,674           50,269,898           101,434,947            102,663,901
  Selling and administrative                          17,470,560           17,779,797            34,604,528             34,458,894
  Depreciation and amortization                          962,399            1,043,118             1,949,339              2,081,777
                                                  ---------------------------------------------------------------------------------
                                                      65,896,633           69,092,813           137,988,814            139,204,572

Operating income                                       6,933,867            3,925,819             7,922,269              3,975,651
Other income, principally interest                       442,917              409,811               831,917                810,953
                                                  ---------------------------------------------------------------------------------
Income before income taxes                             7,376,784            4,335,630             8,754,186              4,786,604
Income tax provision                                   2,737,000            1,630,000             3,239,000              1,801,000
                                                  ---------------------------------------------------------------------------------
Net income                                          $  4,639,784         $  2,705,630         $   5,515,186          $   2,985,604
                                                  =================================================================================

Net income per common share
                  Basic                             $       0.34         $       0.20         $        0.40          $        0.22
                                                  =================================================================================
                  Diluted                           $       0.34         $       0.20         $        0.40          $        0.22
                                                  =================================================================================

Cash dividend declared
  per common share                                  $      0.525         $      0.175         $       0.650          $       0.275
                                                  =================================================================================

Weighted average number of
  common shares outstanding
                  Basic                               13,723,122           13,684,900            13,705,255             13,684,900
                                                  =================================================================================
                  Diluted                             13,723,122           13,684,900            13,710,813             13,684,900
                                                  =================================================================================


See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                              SIX MONTHS ENDED JULY 31,
                                                                     --------------------------------------------------
                                                                          2004                      2003
                                                                          ----                      ----
 Cash flows related to operating activities:
   Net income                                                        $  5,515,186                $  2,985,604
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                    1,949,339                   2,081,777
       Loss on retirement of property, plant and equipment                 92,910                      23,988
       Changes in operating assets and liabilities:
         Increase in merchandise inventories                           (4,137,201)                 (5,446,882)
         Increase in prepaid expenses and other                          (235,581)                 (1,212,565)
         Increase in trade accounts payable                             2,452,177                   9,361,402
         Increase (decrease) in accrued expenses and other                107,354                  (1,093,279)
         Decrease in income taxes payable                                (552,960)                 (2,514,658)
                                                                    -------------------------------------------
         Net cash provided by operating activities                      5,191,224                   4,185,387
                                                                    -------------------------------------------

 Cash flows related to investing activities:
   Purchase of property, plant and equipment                           (1,287,168)                 (1,130,830)
                                                                    -------------------------------------------
         Net cash used in investing activities                         (1,287,168)                 (1,130,830)
                                                                    -------------------------------------------

 Cash flows related to financing activities:
       Preferred stock cash dividends paid                                (27,600)                    (27,600)
       Common stock cash dividends paid                                (3,423,976)                 (2,736,981)
       Proceeds from exercise of stock options                          1,520,000                       --
                                                                    -------------------------------------------
          Net cash used in financing activities                        (1,931,576)                 (2,764,581)
                                                                    -------------------------------------------

 Increase in cash and cash equivalents                                  1,972,480                     289,976
 Cash and cash equivalents at beginning of period                     166,264,418                 152,617,355
                                                                    -------------------------------------------
 Cash and cash equivalents at end of period                          $168,236,898                $152,907,331
                                                                    ===========================================

 Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes, net                                               $  4,650,000                $  5,562,000
                                                                    ===========================================



See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2004


NOTE A - ORGANIZATION / BASIS OF PRESENTATION

         Deb Shops, Inc. (the "Company") operates 327 women's and men's specialty apparel retail stores. The Company operates 318 stores under the name "DEB" which offer moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. In addition, the Company operates three outlet stores under the name "CSO." The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. One hundred and thirty of the DEB stores contain plus-size departments. The Company also operates six apparel retail stores under the name "Tops 'N Bottoms." The Tops 'N Bottoms stores sell moderately priced men's and women's apparel. Seventeen of the DEB stores contain Tops 'N Bottoms departments. The Company's stores are located in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the first and third quarters, cost of goods sold and inventories are estimated based on the use of the gross profit method. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended July 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2005. The Consolidated Balance Sheet at January 31, 2004 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

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

NOTE B - NET INCOME PER SHARE

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

                                           THREE MONTHS ENDED JULY 31,                 SIX MONTHS ENDED JULY 31,
                                       --------------------------------------------------------------------------------
                                            2004                  2003                 2004                 2003
                                       --------------------------------------------------------------------------------

Net income                              $ 4,639,784           $ 2,705,630           $ 5,515,186         $ 2,985,604
Dividends on preferred stock                (13,800)              (13,800)              (27,600)            (27,600)
                                       --------------------------------------------------------------------------------
Income available to
      common shareholders               $ 4,625,984           $ 2,691,830           $ 5,487,586         $ 2,958,004
                                       ================================================================================
Basic weighted average
     number of common
     shares outstanding                  13,723,122            13,684,900            13,705,255          13,684,900
Effect of dilutive stock options             --                    --                     5,558              --
                                       --------------------------------------------------------------------------------
Diluted weighted average
     number of common
     shares outstanding                  13,723 122            13,684,900            13,710,813          13,684,900
                                       ================================================================================


         During the quarter ended July 31, 2004, the Company issued 42,000 common shares as a result of employee stock option exercises. The effect of these exercises is included in the basic and diluted weighted average number of common shares outstanding.

         Options to purchase 1,218,000 shares of common stock, at a weighted average exercise price of $23.77 per share, were outstanding at July 31, 2004. The effect of these options on the diluted weighted average number of common shares outstanding for the six months ended July 31, 2004 is reflected in the above table. For the three months ended July 31, 2004, these options are not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock during the period and, therefore, the effect would have been antidilutive.

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

         Had the Company recognized compensation cost for the stock option plan consistent with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," net income and basic and diluted net income per share would have been adjusted to the following pro forma amounts.


                                            THREE MONTHS ENDED JULY 31,                SIX MONTHS ENDED JULY 31,
                                     ----------------------------------------------------------------------------------
                                            2004                  2003                 2004                 2003
                                     ----------------------------------------------------------------------------------

Net income as reported                  $ 4,639,784          $ 2,705,630           $ 5,515,186         $ 2,985,604
Stock-based employee
     compensation cost                     (213,045)            (517,819)             (274,548)         (1,217,420)
                                     ----------------------------------------------------------------------------------
Pro-forma net income                      4,426,739            2,187,811             5,240,638           1,768,184
Dividends on preferred stock                (13,800)             (13,800)              (27,600)            (27,600)
                                     ----------------------------------------------------------------------------------
Pro forma net income available
     to common shareholders             $ 4,412,939          $ 2,174,011           $ 5,213,038         $ 1,740,584
                                     ==================================================================================

Basic net income per common
    share, as reported                  $    0.34            $    0.20             $    0.40           $    0.22
Pro forma basic net income
    per common share                    $    0.32            $    0.16             $    0.38           $    0.13
Diluted net income per
    common share, as reported           $    0.34            $    0.20             $    0.40           $    0.22
Pro forma diluted net income
    per common share                    $    0.32            $    0.16             $    0.38           $    0.13



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

         The Company operates 327 women's and men's specialty apparel retail stores. The Company operates 318 stores under the name "DEB" which offer moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. In addition, the Company operates three outlet stores under the name "CSO." The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. One hundred and thirty of the DEB stores contain plus-size departments. The Company also operates six apparel retail stores under the name "Tops 'N Bottoms." The Tops 'N Bottoms stores sell moderately priced men's and women's apparel. Seventeen of the DEB stores contain Tops 'N Bottoms departments. The Company's stores are located in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States.

         While the Company experienced a 0.5% decrease in comparable store sales during the quarter ended July 31, 2004 (the "Current Quarter"), the Current Quarter was highlighted by the continuation of the reduction in markdowns as a percentage of sales. The Company believes this reduction is due to improved acceptance of the Company's merchandise offerings. This reduction began in the quarter ended April 30, 2004 and enabled the Company to improve gross margins, which resulted in an increase in net income when compared to the quarter ended July 31, 2003 (the "Comparable Quarter").

         The Company experienced a 0.9% increase in comparable store sales during the six months ended July 31, 2004 (the "Current Year-to-Date Period") and an improvement in store operating performance resulting from this increase. Due primarily to a reduction in markdowns as a percentage of sales, the Company also improved gross margins, which, when combined with the aforementioned sales increase, resulted in improved expense leverage and an increase in net income when compared to the six months ended July 31, 2003 (the "Comparable Year-to-Date Period").

         The following table sets forth certain store information:


                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     JULY 31,(1)                  JULY 31,(1)
                                                               -----------------------------------------------------

                                                                2004           2003          2004             2003
                                                                ----           ----          ----             ----
Stores open at end of the period                                327             331           327              331
Average number in operation during the period                   329             331           329              330
Average net sales per store (in thousands)                     $221            $221          $443             $434
Average operating income per store
   (in thousands)                                              $ 21            $ 12          $ 24             $ 12
Comparable store sales(2) - percent change                     (0.5)%          (9.2)%         0.9 %          (11.3)%


RESULTS OF OPERATIONS

  THREE MONTHS ENDED JULY 31, 2004 COMPARED TO THREE MONTHS ENDED JULY 31, 2003

NET SALES
         Net sales decreased 0.3% during the Current Quarter to $72,831,000 from $73,019,000 during the Comparable Quarter. The $188,000 decrease was the result of a 0.5% or $380,000 comparable store sales decrease and the loss of sales from closed stores, partially offset by sales from new stores.

COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS
         Cost of sales, including buying and occupancy costs, decreased $2,806,000 or 5.6% during the Current Quarter to $47,464,000 from $50,270,000 in the Comparable Quarter. As a percentage of net sales, these costs decreased to 65.2% from 68.8% in the Comparable Quarter. The nominal and percentage decreases were due to a reduction in markdowns as a percentage of sales compared to the Comparable Quarter. Buying and occupancy costs were 17.7% and 18.0% of net sales for the Current Quarter and Comparable Quarter, respectively.

SELLING AND ADMINISTRATIVE EXPENSES
         Selling and administrative expenses decreased $309,000 or 1.7% during the Current Quarter to $17,471,000 from $17,780,000 in the Comparable Quarter. As a percentage of net sales, these costs decreased to 24.0% from 24.3% in the Comparable Quarter. The nominal and percentage decreases were due to reductions in store operations travel costs as well as decreases in miscellaneous store and warehouse expenses.

-----------------
(1) Includes Tops 'N Bottoms stores.

(2) Comparable store sales include stores open for both periods. A store is added to the comparable store base in its 13th month of operation.

DEPRECIATION AND AMORTIZATION
         Depreciation expense decreased $81,000 or 7.7% to $962,000 in the Current Quarter from $1,043,000 in the Comparable Quarter. As a percentage of net sales, this expense decreased to 1.3% in the Current Quarter from 1.4% in the Comparable Quarter. The decrease was due to the fact that a portion of the leasehold improvements and furniture and equipment in certain older stores are fully depreciated, therefore reducing the amount of recurring depreciation expense for these locations.

OTHER INCOME, PRINCIPALLY INTEREST
         Other income, principally interest, increased $33,000 or 8.0% to $443,000 in the Current Quarter from $410,000 in the Comparable Quarter. The increase was the result of the combination of higher average interest rates and higher cash balances during the Current Quarter compared to the Comparable Quarter.

INCOME TAX PROVISION
         The income tax provision for the Current Quarter was $2,737,000, resulting in a 37.1% effective tax rate, as compared to $1,630,000 and a 37.6% effective tax rate for the Comparable Quarter. The effective tax rate for the Current Quarter results from increasing the rate anticipated for the Company's fiscal year ending January 31, 2005 ("Fiscal 2005") from 36.5% to 37.0%. The increase to 37.0% is due to an expected higher effective state income tax rate. The effective tax rate for the Comparable Quarter was the rate anticipated for the Company's fiscal year ended January 31, 2004 ("Fiscal 2004"), based on originally budgeted earnings for that year. The actual effective rate for Fiscal 2004 was 35.8%.


    SIX MONTHS ENDED JULY 31, 2004 COMPARED TO SIX MONTHS ENDED JULY 31, 2003

NET SALES
         Net sales increased 1.9% during the Current Year-to-Date Period to $145,911,000 from $143,180,000 during the Comparable Year-to-Date Period. The $2,731,000 increase was the result of a 0.9% or $1,267,000 comparable store sales increase as well as sales from new stores, partially offset by the loss of sales from closed stores. The Company believes that this sales increase is attributable to improved customer acceptance of the Company's merchandise offerings as evidenced by increases in unit sales and net sales per transaction versus the Comparable Year-to-Date Period, particularly in the quarter ended April 30, 2004.

COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS
         Cost of sales, including buying and occupancy costs, decreased $1,229,000 or 1.2% during the Current Year-to-Date Period to $101,435,000 from $102,664,000 in the Comparable Year-to-Date Period. As a percentage of net sales, these costs decreased to 69.5% from 71.7% in the Comparable Year-to-Date Period. The nominal and percentage decreases were due to a reduction in markdowns as a percentage of sales compared to a year ago, as well as a reduction in buying and occupancy costs. Buying and occupancy costs were 17.8% and 18.1% of net sales for the Current Year-to-Date Period and Comparable Year-to-Date Period, respectively.

SELLING AND ADMINISTRATIVE EXPENSES
         Selling and administrative expenses increased $146,000 or 0.4% during the Current Year-to-Date period to $34,605,000 from $34,459,000 in the Comparable Year-to-Date Period. As a percentage of net sales, these costs decreased to 23.7% from 24.1% in the Comparable Year-to-Date Period. The nominal increase was due to a payment made relating to an employee separation matter and an increase in merchant fees relating to credit card sales, offset by reductions in store operations travel costs as well as decreases in miscellaneous store and warehouse expenses. The percentage decrease was due to the increase in net sales.

DEPRECIATION AND AMORTIZATION
         Depreciation expense decreased $133,000 or 6.4% to $1,949,000 in the Current Year-to-Date Period from $2,082,000 in the Comparable Year-to-Date Period. As a percentage of net sales, these expenses decreased to 1.3% in the Current Year-to-Date Period from 1.5% in the Comparable Year-to-Date Period. The decrease was due to the fact that a portion of the leasehold improvements and furniture and equipment in certain older stores are fully depreciated, therefore reducing the amount of recurring depreciation expense for these locations.

OTHER INCOME, PRINCIPALLY INTEREST
         Other income, principally interest, increased $21,000 or 2.6% to $832,000 in the Current Year-to-Date Period from $811,000 in the Comparable Year-to-Date Period. The increase was the result of the combination of higher average interest rates and higher cash balances during the Current Year-to-Date Period compared to the Comparable Year-to-Date Period.

INCOME TAX PROVISION
         The income tax provision for the Current Year-to-Date Period was $3,239,000, resulting in a 37.0% effective tax rate, as compared to $1,801,000 and a 37.6% effective tax rate for the Comparable Year-to-Date Period. The effective tax rate for the Current Year-to-Date Period is the rate estimated for Fiscal 2005. The effective tax rate for the Comparable Year-to-Date Period was the rate anticipated for Fiscal 2004, based on originally budgeted earnings for that year. The actual effective rate for Fiscal 2004 was 35.8%.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded all of its operating needs internally, including capital expenditures for the opening of new stores and the remodeling of existing stores. For the Current Year-to-Date Period, cash provided by operating activities was $5,191,000. These funds were provided by net income and the non-cash charges for depreciation and amortization, as well as from increases in trade accounts payable and accrued expenses. Offsetting these items were uses of cash relating to the seasonal increase in merchandise inventories, income tax payments and an increase in prepaid expenses. For the Comparable Year-to-Date Period, cash provided by operating activities was $4,185,000. These funds were provided by net income, an increase in trade accounts payable and non-cash charges for depreciation and amortization, partially offset by increases in merchandise inventories and prepaid expenses and decreases in income taxes payable and accrued expenses. Using retail sales divided by average inventory at retail for the applicable periods, the inventory turnover rates were approximately 1.4 and 1.3 times during the Current and Comparable Year-to-Date Periods, respectively.

         Net cash used in investing activities was $1,287,000 and $1,131,000 for the Current and Comparable Year-to-Date Periods, respectively. During both periods, these funds were used for the opening of new stores and the remodeling of existing stores. During the Current Year-to-Date Period, the Company opened two and remodeled six stores, while during the Comparable Year-to-Date Period the Company opened six and remodeled 13 stores.

         Net cash used in financing activities was $1,932,000 and $2,765,000 for the Current and Comparable Year-to-Date Period, respectively. During both periods, these funds were used for the payment of dividends on preferred and common stock and, during the Current Year-to-Date Period, the use of funds was partially offset by proceeds from the exercise of stock options.

         As of July 31, 2004, the Company had cash and cash equivalents of $168,237,000, compared with $152,907,000 at July 31, 2003.

         On May 19, 2004, the Company announced a special dividend of $0.40 per share on its common stock. This special dividend was incorporated into the Company's dividend payment on August 17, 2004, which was payable to shareholders of record as of July 31, 2004.

         The Company believes that its existing cash and cash equivalents and internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs. The Company had an unsecured line of credit in the amount of $20,000,000 as of July 31, 2004. Of this amount, $691,000 was outstanding as letters of credit for the purchase of inventory. The Company leases its retail apparel stores, warehouse and office building for periods ranging from one to 20 years. Following is a summary of the Company's contractual obligations for minimum rental payments on its non-cancelable operating leases and minimum payments on its other commitments as of July 31, 2004.

                                                       Payments Due by Period
                                           Within 1             1 - 3               4 - 5             After 5
                        Total                Year               years               years              years
                 ---------------------------------------------------------------------------------------------------
Operating         $     134,447,000   $      23,692,000   $      41,154,000   $      28,681,000   $     40,920,000
  leases
Other
  commitments               691,000             691,000              --                  --                  --
                 ---------------------------------------------------------------------------------------------------
    Total         $     135,138,000   $      24,383,000   $      41,154,000   $      28,681,000   $     40,920,000
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

ITEM 3.
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of July 31, 2004, the Company had cash and cash equivalents of $168,237,000 compared to $152,907,000 as of July 31, 2003. These funds are invested primarily in money market mutual funds and short-term municipal bonds, all of which are fully insured or guaranteed by letters-of-credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.

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

     (b) Change in Internal Control over Financial Reporting

         There has not been any change in the Company's internal control over financial reporting during its quarter ended July 31, 2004 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
------     ----------------------------------------------------

         The annual meeting of the Company was held on Wednesday, May 19, 2004. Total votes present either in person or by proxy were 12,539,473.

         Votes were cast as follows for the election of directors:

                                       FOR                  WITHHELD
                                     -------               ----------
           Marvin Rounick           12,316,076               223,397
           Warren Weiner            12,316,076               223,397
           Jack A. Rounick          12,316,076               223,397
           Barry H. Feinberg        12,513,404                26,069
           Barry H. Frank           12,316,106               223,367
           Ivan Inerfeld            12,513,404                26,069
           Ned Kaplin               12,513,404                26,069

         There were no other matters voted on at the meeting.

Item 6.   EXHIBITS
------    --------

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



                                         DEB SHOPS, INC.



DATE:  September 9, 2004                 By:  Marvin Rounick
                                              --------------
                                              Marvin Rounick
                                              President and Chief
                                              Executive Officer




DATE:  September 9, 2004                 By:  Barry J. Susson
                                              ---------------
                                              Barry J. Susson, CPA
                                              Chief Financial Officer