Form 10-Q
period 2004-10-31
DEB SHOPS INC
filed 2004-12-09
CIK 715779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               October 31, 2004

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	0-12188

DEB SHOPS, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1913593

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9401 Blue Grass Road, Philadelphia, Pennsylvania	19114

(Address of principal executive offices)	(Zip Code)

(215) 676-6000

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.01	13,749,900

(Class)	(Outstanding at December 3, 2004)

Back to Contents

DEB SHOPS, INC. AND SUBSIDIARIES

I N D E X

			Page

PART I.	Financial Information:

	Item 1.	Financial Statements (Unaudited)

		Consolidated Balance Sheets –
		October 31, 2004 and January 31, 2004	1

		Consolidated Statements of Operations – Three Months
		and Nine Months Ended October 31, 2004 and October 31, 2003	2

		Consolidated Statements of Cash Flows –
		Nine Months Ended October 31, 2004 and October 31, 2003	3

		Notes to Consolidated Financial Statements –
		October 31, 2004	4-6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	7-11

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	12

	Item 4.	Controls and Procedures	12

PART II.	Other Information

	Item 6.	Exhibits	12

SIGNATURES			13

Back to Contents

DEB SHOPS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31, 2004 (UNAUDITED)	January 31, 2004

ASSETS
Current Assets
Cash and cash equivalents	$160,882,746	$166,264,418
Merchandise inventories	22,850,226	28,264,675
Prepaid expenses and other	4,906,121	3,150,882
Deferred income taxes	1,260,191	1,260,191

Total current assets	189,899,284	198,940,166

Property, Plant and Equipment – at cost
Land	150,000	150,000
Buildings	2,365,697	2,365,697
Leasehold improvements	41,419,945	40,566,558
Furniture and equipment	16,697,395	16,656,545

	60,633,037	59,738,800

Less accumulated depreciation and amortization	44,216,932	42,625,923

Net property, plant and equipment	16,416,105	17,112,877

Other Assets
Deferred income taxes	4,732,846	4,732,846
Other	1,712,223	1,962,223

Total other assets	6,445,069	6,695,069

Total assets	$212,760,458	$222,748,112

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$20,047,046	$26,523,559
Accrued expenses and other	10,947,804	10,649,923
Income taxes payable	—	2,010,234

Total current liabilities	30,994,850	39,183,716

Shareholders’ Equity
Series A preferred stock, par value $1.00 per share:
Authorized – 5,000,000 shares
Issued and outstanding – 460 shares,
liquidation value $460,000	460	460
Common stock, par value $.01 per share:
Authorized – 50,000,000 shares
Issued – 15,688,290 shares	156,883	156,883
Additional paid-in capital	7,014,620	5,864,790
Retained earnings	186,615,245	189,966,983

	193,787,208	195,989,116
Less common treasury shares, at cost:
October 31, 2004 –1,938,390; January 31, 2004 – 2,003,390	12,021,600	12,424,720

	181,765,608	183,564,396

Total liabilities and shareholders’ equity	$212,760,458	$222,748,112

See notes to consolidated financial statements.

Back to Contents

DEB SHOPS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended October 31,		Nine Months Ended October 31,

	2004	2003	2004	2003

Net sales	$75,307,008	$74,809,540	$221,218,091	$217,989,763

Costs and expenses:
Cost of sales, including buying and occupancy costs	55,155,118	55,296,087	156,590,065	157,959,988
Selling and administrative	16,999,144	17,078,746	51,603,672	51,537,640
Depreciation and amortization	951,339	1,035,799	2,900,678	3,117,576

	73,105,601	73,410,632	211,094,415	212,615,204

Operating income	2,201,407	1,398,908	10,123,676	5,374,559
Other income, principally interest	695,342	326,783	1,527,259	1,137,736

Income before income taxes	2,896,749	1,725,691	11,650,935	6,512,295
Income tax provision	1,072,000	543,000	4,311,000	2,344,000

Net income	$1,824,749	$1,182,691	$7,339,935	$4,168,295

Net income per common share
Basic	$0.13	$0.09	$0.53	$0.30

Diluted	$0.13	$0.09	$0.53	$0.30

Cash dividend declared
per common share	$0.125	$0.125	$0.775	$0.400

Weighted average number of
common shares outstanding
Basic	13,749,487	13,684,900	13,719,999	13,684,900

Diluted	13,758,999	13,684,900	13,726,875	13,684,900

See notes to consolidated financial statements.

Back to Contents

DEB SHOPS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended October 31,

	2004	2003

Cash flows related to operating activities:
Net income	$7,339,935	$4,168,295
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	2,900,678	3,117,576
Loss on retirement of property, plant and equipment	100,956	90,012
Changes in operating assets and liabilities:
Decrease in merchandise inventories	5,414,449	7,985,742
Increase in prepaid expenses and other	(1,505,239)	(1,481,355)
Decrease in trade accounts payable	(6,476,513)	(6,392,420)
Increase (decrease) in accrued expenses and other	289,756	(649,346)
Decrease in income taxes payable	(2,001,034)	(3,539,533)

Net cash provided by operating activities	6,062,988	3,298,971

Cash flows related to investing activities:
Purchase of property, plant and equipment	(2,304,861)	(1,694,014)

Net cash used in investing activities	(2,304,861)	(1,694,014)

Cash flows related to financing activities:
Preferred stock cash dividends paid	(41,400)	(41,400)
Common stock cash dividends paid	(10,642,149)	(5,131,838)
Proceeds from exercise of stock options	1,543,750	—

Net cash used in financing activities	(9,139,799)	(5,173,238)

Decrease in cash and cash equivalents	(5,381,672)	(3,568,281)
Cash and cash equivalents at beginning of period	166,264,418	152,617,355

Cash and cash equivalents at end of period	$160,882,746	$149,049,074

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$8,448,000	$7,430,000

See notes to consolidated financial statements.

Back to Contents

DEB SHOPS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
OCTOBER 31, 2004

NOTE A – ORGANIZATION / BASIS OF PRESENTATION

     Deb Shops, Inc. (the “Company”) operates 328 women’s and men’s specialty apparel retail stores. The Company operates 319 stores under the name “DEB” which offer moderately priced, fashionable, coordinated women’s sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. In addition, the Company operates three outlet stores under the name “CSO.” The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. One hundred and thirty-eight of the DEB stores contain plus-size departments. The Company also operates six apparel retail stores under the name “Tops ‘N Bottoms.” The Tops ‘N Bottoms stores sell moderately priced men’s and women’s apparel. Seventeen of the DEB stores contain Tops ‘N Bottoms departments. The Company’s stores are located in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the first and third quarters, cost of goods sold and inventories are estimated based on the use of the gross profit method. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended October 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2005. The Consolidated Balance Sheet at January 31, 2004 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

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

Back to Contents

NOTE B – NET INCOME PER SHARE

     The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

	Three Months Ended October 31,		Nine Months Ended October 31,

	2004	2003	2004	2003

Net income	$1,824,749	$1,182,691	$7,339,935	$4,168,295
Dividends on preferred stock	(13,800)	(13,800)	(41,400)	(41,400)

Income available to
common shareholders	$1,810,949	$1,168,891	$7,298,535	$4,126,895

Basic weighted average
number of common
shares outstanding	13,749,487	13,684,900	13,719,999	13,684,900
Effect of dilutive stock options	9,512	—	6,876	—

Diluted weighted average
number of common
shares outstanding	13,758,999	13,684,900	13,726,875	13,684,900

     During the quarter ended October 31, 2004, the Company issued 1,000 common shares as a result of employee stock option exercises. The effect of these exercises is included in the basic and diluted weighted average number of common shares outstanding.

     Options to purchase 1,206,500 shares of common stock, at a weighted average exercise price of $23.77 per share, were outstanding at October 31, 2004. The effect of these options on the diluted weighted average number of common shares outstanding for the three and nine months ended October 31, 2004 is reflected in the above table.

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

NOTE C – INCOME TAXES

     The Company’s effective tax rate differs from the federal statutory rate due primarily to state income taxes, offset by tax-exempt interest earnings.

Back to Contents

NOTE D – STOCK RELATED COMPENSATION

     The Company has a stock option plan whereby options may be granted to employees or non-employee directors on the basis of contributions to the operations of the Company. Details concerning the plan are described in Note F to the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. The Company continues to use the accounting method under Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations for these plans. Under APB No. 25, generally, when the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

     Had the Company recognized compensation cost for the stock option plan consistent with the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” net income and basic and diluted net income per share would have been adjusted to the following pro forma amounts.

	Three Months Ended October 31,		Nine Months Ended October 31,

	2004	2003	2004	2003

Net income as reported	$1,824,749	$1,182,691	$7,339,935	$4,168,295
Stock-based employee compensation cost	(198,560)	(481,275)	(473,108)	(1,698,695)

Pro-forma net income	1,626,189	701,416	6,866,827	2,469,600
Dividends on preferred stock	(13,800)	(13,800)	(41,400)	(41,400)

Pro forma net income available to common shareholders	$1,612,389	$687,616	$6,825,427	$2,428,200

Basic net income per common share, as reported	$0.13	$0.09	$0.53	$0.30
Pro forma basic net income per common share	$0.12	$0.05	$0.50	$0.18
Diluted net income per common share, as reported	$0.13	$0.09	$0.53	$0.30
Pro forma diluted net income per common share	$0.12	$0.05	$0.50	$0.18

Back to Contents

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Deb Shops, Inc. (the “Company”) has made in this report, and from time to time may otherwise make, “forward-looking statements” (as that term is defined under federal securities laws) concerning the Company’s future operations, performance, profitability, revenues, expenses, earnings and financial condition. This report includes, in particular, forward-looking statements regarding expectations of future performance, store openings and closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, the Company’s ability to improve or maintain sales and margins, respond to changes in fashion, find suitable retail locations and the Company’s ability to attract and retain key management personnel. Such factors may also include other risks and uncertainties detailed in the Company’s other filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (the “2004 10-K”). The Company assumes no obligation to update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Critical Accounting Policies

     The Company’s critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the 2004 10-K. There were no material changes subsequent to the filing of the 2004 10-K in the Company’s critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Overview

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report.

     The Company operates 328 women’s and men’s specialty apparel retail stores. The Company operates 319 stores under the name “DEB” which offer moderately priced, fashionable, coordinated women’s sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. In addition, the Company operates three outlet stores under the name “CSO.” The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. One hundred and thirty-eight of the DEB stores contain plus-size departments. The Company also operates six apparel retail stores under the name “Tops ‘N Bottoms.” The Tops ‘N Bottoms stores sell moderately priced men’s and women’s apparel. Seventeen of the DEB stores contain Tops ‘N Bottoms departments. The Company’s stores are located in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States.

     The Company’s performance during the quarter ended October 31, 2004 (the “Current Quarter”) was highlighted by a 0.4% increase in comparable store sales and the continuation of the reduction in markdowns as a percentage of sales. The Company believes this reduction is due to improved acceptance of the Company’s merchandise offerings. This reduction began in the quarter ended April 30, 2004 and enabled the Company to improve gross margins, which resulted in an increase in net income when compared to the quarter ended October 31, 2003 (the “Comparable Quarter”).

Back to Contents

     The Company experienced a 0.7% increase in comparable store sales during the nine months ended October 31, 2004 (the “Current Year-to-Date Period”) and an improvement in store operating performance resulting from this increase. Due primarily to a reduction in markdowns as a percentage of sales, the Company also improved gross margins, which, when combined with the aforementioned sales increase, resulted in improved expense leverage and an increase in net income when compared to the nine months ended October 31, 2003 (the “Comparable Year-to-Date Period”).

     The following table sets forth certain store information:

	Three Months Ended October 31, [1]		Nine Months Ended October 31, [1]

	2004	2003	2004	2003

Stores open at end of the period	328	333	328	333
Average number in operation during the period	328	334	329	332
Average net sales per store (in thousands)	$230	$224	$672	$657
Average operating income per store (in thousands)	$7	$4	$31	$16
Comparable store sales[2]– percent change	0.4%	(11.3)%	0.7%	(11.3)%

Results of Operations

     Three Months Ended October 31, 2004 Compared to Three Months Ended October 31, 2003

Net sales
     Net sales increased 0.7% during the Current Quarter to $75,307,000 from $74,810,000 during the Comparable Quarter. The $497,000 increase was the result of a 0.4% or $341,000 comparable store sales increase as well as the effect of sales from new stores, partially offset by the loss of sales from closed stores.

Cost of sales, including buying and occupancy costs
     Cost of sales, including buying and occupancy costs, decreased $141,000 or 0.3% during the Current Quarter to $55,155,000 from $55,296,000 in the Comparable Quarter. As a percentage of net sales, these costs decreased to 73.2% from 73.9% in the Comparable Quarter. The nominal and percentage decreases were due to a reduction in markdowns as a percentage of sales compared to the Comparable Quarter. Buying and occupancy costs were 17.2% and 17.4% of net sales for the Current Quarter and Comparable Quarter, respectively.

Selling and administrative expenses
     Selling and administrative expenses decreased $80,000 or 0.5% during the Current Quarter to $16,999,000 from $17,079,000 in the Comparable Quarter. As a percentage of net sales, these costs decreased to 22.6% from 22.8% in the Comparable Quarter. The nominal and percentage decreases were due to reductions in insurance expense, miscellaneous store costs and travel expenses.

[1]	Includes Tops ‘N Bottoms stores.

[2]	Comparable store sales include stores open for both periods. A store is added to the comparable store base in its 13th month of operation.

Back to Contents

Depreciation and amortization
     Depreciation expense decreased $85,000 or 8.2% to $951,000 in the Current Quarter from $1,036,000 in the Comparable Quarter. As a percentage of net sales, this expense decreased to 1.3% in the Current Quarter from 1.4% in the Comparable Quarter. The decrease was due to the fact that a portion of the leasehold improvements and furniture and equipment in certain older stores are fully depreciated, therefore reducing the amount of recurring depreciation expense for these locations. Also contributing to the decrease was the fact that a portion of the Company’s computer equipment is also fully depreciated.

Other income, principally interest
     Other income, principally interest, increased $369,000 or 113% to $695,000 in the Current Quarter from $327,000 in the Comparable Quarter. The increase was the result of the combination of higher average interest rates and higher cash balances during the Current Quarter compared to the Comparable Quarter.

Income tax provision
     The income tax provision for the Current Quarter was $1,072,000, resulting in a 37.0% effective tax rate, as compared to $543,000 and a 31.5% effective tax rate for the Comparable Quarter. The effective tax rate for the Current Quarter represents the rate anticipated for the Company’s fiscal year ending January 31, 2005 (“Fiscal 2005”). The 31.5% effective tax rate for the Comparable Quarter resulted from adjusting the anticipated effective tax rate for the Company’s fiscal year ended January 31, 2004 (“Fiscal 2004”) from 37.6% to 36.0%. The actual effective rate for Fiscal 2004 was 35.8%.

Nine Months Ended October 31, 2004 Compared to Nine Months Ended October 31, 2003

Net sales
     Net sales increased 1.5% during the Current Year-to-Date Period to $221,218,000 from $217,990,000 during the Comparable Year-to-Date Period. The $3,228,000 increase was the result of a 0.7% or $1,563,000 comparable store sales increase as well as sales from new stores, partially offset by the loss of sales from closed stores. The Company believes that this sales increase is attributable to improved customer acceptance of the Company’s merchandise offerings as evidenced by increases in unit sales and net sales per transaction versus the Comparable Year-to-Date Period, particularly in the quarter ended April 30, 2004.

Cost of sales, including buying and occupancy costs
     Cost of sales, including buying and occupancy costs, decreased $1,370,000 or 0.9% during the Current Year-to-Date Period to $156,590,000 from $157,960,000 in the Comparable Year-to-Date Period. As a percentage of net sales, these costs decreased to 70.8% from 72.5% in the Comparable Year-to-Date Period. The nominal and percentage decreases were due to a reduction in markdowns as a percentage of sales compared to a year ago, as well as a reduction in buying and occupancy costs. Buying and occupancy costs were 17.6% and 17.9% of net sales for the Current Year-to-Date Period and Comparable Year-to-Date Period, respectively.

Selling and administrative expenses
     Selling and administrative expenses increased $66,000 or 0.1% during the Current Year-to-Date period to $51,604,000 from $51,538,000 in the Comparable Year-to-Date Period. As a percentage of net sales, these costs decreased to 23.3% from 23.6% in the Comparable Year-to-Date Period. The nominal increase was due to a payment made relating to an employee separation matter and an increase in merchant fees relating to credit card sales, offset by reductions in travel costs and decreases in miscellaneous store and warehouse expenses. The percentage decrease was due to the increase in net sales.

Back to Contents

Depreciation and amortization
     Depreciation expense decreased $217,000 or 7.0% to $2,901,000 in the Current Year-to-Date Period from $3,118,000 in the Comparable Year-to-Date Period. As a percentage of net sales, these expenses decreased to 1.3% in the Current Year-to-Date Period from 1.4% in the Comparable Year-to-Date Period. The decrease was due to the fact that a portion of the leasehold improvements and furniture and equipment in certain older stores are fully depreciated, therefore reducing the amount of recurring depreciation expense for these locations. Also contributing to the decrease was the fact that a portion of the Company’s computer equipment is also fully depreciated.

Other income, principally interest
     Other income, principally interest, increased $389,000 or 34.2% to $1,527,000 in the Current Year-to-Date Period from $1,138,000 in the Comparable Year-to-Date Period. The increase was the result of the combination of higher average interest rates, particularly in the Current Year-to-Date Quarter versus the Comparable Year-to-Date Quarter, as well as higher cash balances during the Current Year-to-Date Period compared to the Comparable Year-to-Date Period.

Income tax provision
     The income tax provision for the Current Year-to-Date Period was $4,311,000, resulting in a 37.0% effective tax rate, as compared to $2,344,000 and a 36.0% effective tax rate for the Comparable Year-to-Date Period. The effective tax rate for the Current Year-to-Date Period is the rate estimated for Fiscal 2005. The effective tax rate for the Comparable Year-to-Date Period was the rate anticipated for Fiscal 2004. The actual effective rate for Fiscal 2004 was 35.8%.

Liquidity and Capital Resources

     The Company has funded all of its operating needs internally, including capital expenditures for the opening of new stores and the remodeling of existing stores. For the Current Year-to-Date Period, cash provided by operating activities was $6,063,000. These funds were provided by net income, the seasonal decrease in merchandise inventories, an increase in accrued expenses as well as the non-cash charges for depreciation and amortization. Offsetting these items were uses of cash relating to accounts payable and income tax disbursements and an increase in prepaid expenses. For the Comparable Year-to-Date Period, cash provided by operating activities was $3,299,000. These funds were provided by net income, and the seasonal decrease in merchandise inventories, as well as the non-cash charges for depreciation and amortization. Offsetting these items were uses of cash relating to accounts payable, income tax and accrued expense disbursements and an increase in prepaid expenses. Using retail sales divided by average inventory at retail for the applicable periods, the inventory turnover rates were approximately 2.1 and 2.0 times during the Current and Comparable Year-to-Date Periods, respectively.

     Net cash used in investing activities was $2,305,000 and $1,694,000 for the Current and Comparable Year-to-Date Periods, respectively. During the Current Year-to-Date Period, these funds were used primarily for the opening of new stores, the remodeling of existing stores and for the upgrade of the Company’s computerized warehouse sortation system. During the Comparable Year-to-Date Period, these funds were used primarily for the opening of new stores and the remodeling of existing stores. During the Current Year-to-Date Period, the Company opened six and remodeled 10 stores, while during the Comparable Year-to-Date Period the Company opened 11 and remodeled 15 stores.

     Net cash used in financing activities was $9,140,000 and $5,173,000 for the Current and Comparable Year-to-Date Period, respectively. During both periods, these funds were used for the payment of dividends on preferred and common stock and, during the Current Year-to-Date Period, the use of funds was partially offset by proceeds from the exercise of stock options.

Back to Contents

          As of October 31, 2004, the Company had cash and cash equivalents of $160,883,000, compared with $149,049,000 at October 31, 2003. The components of these amounts for each period were as follows.

	October 31,

	2004	2003

Cash	$2,358,000	$1,193,000
Money market investments	12,325,000	17,806,000
Auction rate certificates	146,200,000	130,050,000

Total cash and cash equivalents	$160,883,000	$149,049,000

     On May 19, 2004, the Company announced a special dividend of $0.40 per share on its common stock. This special dividend was incorporated into the Company’s dividend payment on August 17, 2004, which was payable to shareholders of record as of July 31, 2004. For the nine-month period ended October 31, 2004, the Company has declared and paid $0.775 per share in dividends.

     The Company believes that its existing cash and cash equivalents and internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs. The Company had an unsecured line of credit in the amount of $20,000,000 as of October 31, 2004. Of this amount, $2,345,000 was outstanding as letters of credit for the purchase of inventory. The Company leases its retail apparel stores, warehouse and office building for periods ranging from one to 20 years. Following is a summary of the Company’s contractual obligations for minimum rental payments on its non-cancelable operating leases and minimum payments on its other commitments as of October 31, 2004.

	Payments Due by Period
		Within 1	1 – 3	4 – 5	After 5
	Total	Year	years	years	years

Operating leases	$136,125,000	$24,044,000	$41,682,000	$29,040,000	$41,359,000
Other commitments	2,345,000	2,345,000	—	—	—

Total	$138,470,000	$26,389,000	$41,682,000	$29,040,000	$41,359,000

Other Matters

     Seasonality and Quarterly Results

     The Company’s operating results are subject to seasonal fluctuations. Highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the back-to-school and holiday periods). Sales generated during these periods have traditionally had a significant impact on the Company’s results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on the Company’s results of operations. Results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year.

     The Company’s results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of expenses incurred in connection with, and sales contributed by, new stores, store remodels and the integration of new stores into the operations of the Company.

Back to Contents

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     As of October 31, 2004, the Company had cash and cash equivalents of $160,883,000 compared to $149,049,000 as of October 31, 2003. These funds are invested primarily in money market mutual funds and short-term municipal bonds, all of which are fully insured or guaranteed by letters-of-credit. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.

Item 4.

CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

     The Company’s chief executive officer and chief financial officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, the Company had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

(b)	Change in Internal Control over Financial Reporting

     There has not been any change in the Company’s internal control over financial reporting during its quarter ended October 31, 2004 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1-5.		NOT APPLICABLE

Item 6.	EXHIBITS

	Exhibit 31.1	Section 302 Certification by President and Chief Executive Officer

	Exhibit 31.2	Section 302 Certification by Chief Financial Officer

	Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer

	Exhibit 32.2	Certification of Periodic Report by Chief Financial Officer

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEB SHOPS, INC.

DATE: December 9, 2004	By:	Marvin Rounick

Marvin Rounick
President and Chief
Executive Officer

DATE: December 9, 2004	By:	Barry J. Susson

Barry J. Susson, CPA
Chief Financial Officer