Form 10-K
period 2005-01-31
DEB SHOPS INC
filed 2005-04-20
CIK 715779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended January 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from  ______________  to  ______________

        Commission File Number 0-12188

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                 Yes [X] No [ ]

         As of March 31, 2005, 13,762,011 shares of the registrant's Common Stock, par value $.01 per share, were outstanding. As of July 30, 2004 (the last business day of the registrant's second fiscal quarter), the aggregate market value of the registrant's Common Stock, par value $.01 per share, held by non-affiliates was approximately $110,180,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Registrant's Definitive Proxy Statement to be filed within 120 days after the end of the fiscal year in connection with the Annual Meeting to be held on May 11, 2005 - incorporated in Part III.

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

                                     PART 1

ITEM 1.  BUSINESS

GENERAL

         The Company operates 323 women's and men's specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. The Company operates 314 stores under the name "DEB" which offer moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. DEB merchandise consists of clothing and accessories appealing primarily to the fashion-conscious junior and plus-sized female consumers between the ages of 13 and 25. In addition, the Company operates three outlet stores under the name "CSO." The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. One hundred and forty of the DEB stores contain plus-size departments. The Company also operates six apparel retail stores under the name "Tops 'N Bottoms." The Tops 'N Bottoms stores sell moderately priced men's and women's apparel. Seventeen of the DEB stores contain Tops 'N Bottoms departments. Store information is as of January 31, 2005 unless otherwise indicated.

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

         The Company experiences the normal seasonal pattern of the retail apparel industry with its peak sales occurring during the Christmas, Back-to-School and Spring periods. To keep merchandise fresh and fashionable, slow-moving merchandise is marked down throughout the year. End-of-season sales are conducted twice per year (in the second and fourth quarters), in keeping with the Company's policy of carrying a minimal amount of seasonal merchandise over from one merchandising season to another. Most of the Company's seasonal merchandise is liquidated through this process. At the end of each season, any remaining seasonal merchandise is transferred to the Company's CSO stores.

STORES

         During the fiscal year ended January 31, 2005 ("fiscal 2005"), the Company opened eight stores, closed 17 stores and remodeled 11. Seven of the new stores have plus-size departments. The Company also added plus-size departments to nine existing DEB stores. The Company currently plans to open five to ten new stores in the fiscal year ending January 31, 2006 ("fiscal 2006"), the majority of which are expected to have plus-size departments. The Company also expects to remodel 10-15 locations. The Company is currently scheduled to close one store in the first half of fiscal 2006. The Company plans to continue to carefully evaluate the profitability of individual stores and close those stores that it believes cannot meet a level of profitability deemed acceptable by the Company. This profitability review process undertaken during fiscal 2005 resulted in the closing of the aforementioned 17 locations.

         The following table shows store openings and closings for the last five fiscal years:

                                                            YEAR ENDED JANUARY 31,
                                           ----------------------------------------------------
                                             2005       2004       2003       2002       2001
                                           --------   --------   --------   --------   --------
Open at beginning of fiscal year .......        332        327        309        291        285
Opened during fiscal year ..............          8         13         23         23         13
Closed during fiscal year ..............        (17)        (8)        (5)        (5)        (7)
                                           --------   --------   --------   --------   --------
Open at end of fiscal year .............        323        332        327        309        291
                                           ========   ========   ========   ========   ========

The Company's 323 stores are located in 41 states, principally in the East and Midwest portions of the United States. The following table lists the number of stores operating within each geographic region of the country.

                                        NUMBER
                          REGION      OF STORES
                      -------------  -----------
                      Midwest                144
                      East                   110
                      West                    35
                      New England             23
                      South                   11
                                     -----------
                        Total                323
                                     ===========

         DEB stores, which average 5,900 square feet, are located primarily in enclosed regional malls and selected strip shopping centers. DEB stores with Tops 'N Bottoms or plus-sized departments average 8,000 square feet and are located primarily in enclosed regional malls. Tops 'N Bottoms stores are all located in enclosed regional malls and range in size from 2,400 to 3,400 square feet. New stores are opened in existing malls, existing mall expansions, new malls and occasionally strip shopping centers. Factors considered in opening new stores include the availability of suitable locations and satisfactory lease terms, both of which are considered essential to successful operations. Key considerations in selecting sites for new stores include the geographic location of the center, the demographics of the surrounding area, the principal specialty and "anchor" stores within the center, expected customer traffic within the center, and the location of the Company's store within the center itself.

         Stores are distinctively designed for customer identification and are remodeled periodically as necessary. The stores are open during mall operating hours, which are generally from 10:00 A.M. to 9:30 P.M., Monday through Saturday, and from Noon to 5:00 P.M. on Sunday.

OPERATIONS

         Payments for most of the Company's sales are made by cash or Visa, MasterCard, Discover or American Express credit cards, with the balance made by check. For customer convenience, the Company provides layaway plans. The Company's policy is to permit returns of merchandise for exchange or full cash or credit refund, at the customer's preference.

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

         The merchandising department consists of 44 employees, including the Senior Vice President, Merchandising, Merchandise Managers, Buyers and support staff. The department is responsible for purchasing, pricing (including markdowns), inventory planning and allocating merchandise among the stores. The merchandising department's staff is organized in the following categories: sportswear, dresses, coats, lingerie, hosiery, shoes and accessories.

         At January 31, 2005, the Company had approximately 3,700 employees, 61% of whom were employed on a part-time basis. The Company has a collective bargaining agreement with the United Paperworkers International Union, Philadelphia Local 286 ("UPIU") that expires on December 31, 2008. The UPIU represents approximately 100 of the Company's warehouse employees. The Company considers its employee relations to be good.

COMPETITION

         The retail sale of apparel is an extremely competitive business with numerous individual and chain store competitors, including specialty shops as well as regional and national department store chains. Many of the Company's competitors are considerably larger than the Company and have substantially greater financial and other resources.

         The primary elements of competition are merchandise style, selection, quality, display and price, as well as store location and design. The Company believes that its strategy of specializing in the junior and plus-size sportswear market and its ability to effect volume purchases are important elements in its operations. Brand name merchandise is not a significant factor in the Company's sales.

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

         In addition, the Company will provide, at no cost, paper or electronic copies of its reports and other filings made with the SEC. Requests should be directed to:

              Barry J. Susson, Chief Financial Officer
              Deb Shops, Inc.
              9401 Blue Grass Road
              Philadelphia, PA 19114

         The information on the Company's website listed above is not, and should not be considered, part of this annual report on Form 10-K, and is not incorporated by reference in this document.

ITEM 2.  PROPERTIES

         The Company leases all of its stores. The internal layout and fixtures of each store are designed and constructed under contracts with third parties.

         Under most leases, the Company is required to pay, in addition to fixed minimum rental payments, charges for real estate taxes, common area maintenance fees, utility charges, insurance premiums, mall association charges and contingent rentals based upon a percentage of sales in excess of specified amounts. Certain leases provide for predetermined escalations in future minimum annual rentals.

         The following table shows the current expiration dates of executed store leases, existing at January 31, 2005. In many cases, the Company has renewal options.

                                           NUMBER OF LEASES
                        CALENDAR YEARS         EXPIRING
                     -------------------   ----------------
                         2005 - 2006              75
                         2007 - 2008              87
                         2009 - 2010              57
                         2011 - 2012              29
                         2013 - 2014              48
                         2015 - 2016              18
                     2017 and thereafter           9
                                           ----------------
                            Total                323
                                           ================

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2005.

         The executive officers of the Company, each of whom serves at the discretion of the Board of Directors, are as follows:

NAME                 AGE    POSITION WITH COMPANY                  OFFICER SINCE
-----------------   -----   ------------------------------------   -------------
Marvin Rounick       64     Director, President and
                            Chief Executive Officer                    1973
Warren Weiner        61     Director, Executive Vice President,
                            Secretary and Treasurer                    1973
Allan Laufgraben     66     Senior Vice President, Merchandising       1995
Barry J. Susson      42     Chief Financial Officer                    2003
Stanley A. Uhr       59     Vice President, Real Estate and
                            Corporate Counsel                          1988
Stephen P. Smith     45     Vice President, Information Systems        1998
Joan M. Nolan        52     Controller                                 1998

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

         The Company's Common Stock is traded on the NASDAQ National Market under the symbol: DEBS.

         The following table sets forth quarterly high and low sales prices for the two most recent fiscal years:

2005                      HIGH       LOW
---------------------   --------   --------
First Quarter           $  26.85   $  20.20
Second Quarter          $  26.00   $  22.27
Third Quarter           $  25.00   $  22.05
Fourth Quarter          $  27.52   $  23.76

2004                      HIGH       LOW
---------------------   --------   --------
First Quarter           $  20.01   $  16.85
Second Quarter          $  20.45   $  18.64
Third Quarter           $  20.09   $  17.78
Fourth Quarter          $  22.35   $  18.90

HOLDERS

         As of March 31, 2005, there were 187 record holders and approximately 2,057 beneficial holders of the Company's Common Stock.

DIVIDENDS

         The Company paid regular quarterly dividends for each of the two most recent fiscal years. The per-share amount of the quarterly dividends paid in each of the first two quarters of fiscal 2004 was $0.10 and in each of the last two quarters of fiscal 2004 and in each of the four quarters of fiscal 2005 was $0.125. The Company also paid special dividends of $0.05 per share in the third quarter of fiscal 2004 and $0.40 per share in the third quarter of fiscal 2005. The Company currently intends to follow a policy of regular quarterly dividends, subject to earnings, capital requirements and the operating and financial condition of the Company, among other factors.

ISSUER PURCHASES OF EQUITY SECURITIES

         There were no repurchases of the Company's equity securities during the fourth quarter of fiscal 2005.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data is derived from the consolidated financial statements of the Company and have been restated to reflect adjustments to the originally filed financial statements. These restatements are discussed in "Note B. Restatement of Financial Statements" under Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the consolidated financial statements, related notes, and other financial information included herein.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                                                YEAR ENDED JANUARY 31,
                                                   -----------------------------------------------------------------------------
(in thousands, except per share data)                   2005            2004            2003            2002            2001
------------------------------------------------   -------------   -------------   -------------   -------------   -------------
                                                                   (AS RESTATED)   (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
Net sales                                          $     303,778   $     298,646   $     317,722   $     307,582   $     287,263
Gross margin                                             100,940          93,074         110,790         107,118          96,365
Operating income                                          26,200          18,234          38,653          32,676          32,428
Net income                                                17,944          12,601          25,284          23,223          23,560
Net income per common share - basic                         1.30            0.92            1.85            1.71            1.76
Net income per common share - diluted                       1.30            0.92            1.83            1.70            1.74
Weighted average shares outstanding - basic               13,729          13,685          13,672          13,546          13,379
Weighted average shares outstanding - diluted             13,753          13,685          13,815          13,629          13,519
Total assets                                             242,880         231,697         221,153         201,272         175,827
Capital lease obligation - long-term                          --              --              --              --             301
Shareholders' equity                                     188,911         181,547         176,186         156,311         136,479
Book value per share at year end                           13.73           13.27           12.87           11.47           10.13
Cash dividends declared per share of
 common stock                                               .900            .525            .425            .325            .200

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report. As used in this report, the terms "fiscal 2005," "fiscal 2004," and "fiscal 2003," refer to the Company's fiscal years ended January 31, 2005, 2004 and 2003, respectively. The term "fiscal 2006" refers to the Company's fiscal year that will end on January 31, 2006.

RESTATEMENT OF FINANCIAL STATEMENTS

         As a result of the publicity on the restaurant industry financial statement restatements related to leases, the Company commenced a review of certain of its accounting policies related to leases during January 2005. Subsequently, on February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating-lease-related accounting issues and their application under generally accepted accounting principles in the United States of America ("GAAP"). Based on the Company's internal review, and after consultation with the Audit Committee of the Company's Board of Directors and predecessor independent registered public accounting firm on April 15, 2005, the Company restated its financial statements for years prior to fiscal 2005 to correct its accounting for landlord allowances, calculation of straight-line rent expense, recognition of rent holiday periods, and depreciation of leasehold improvements for its retail stores.

         Certain of the Company's store leases contain provisions that enable the Company or the landlord to terminate the lease if sales during a defined measurement period fall below agreed-upon levels. The Company has historically recorded rent expense on a straight-line basis, beginning with the lease commencement date, which generally coincides with the store opening date, through the early termination date. The period during which a store was prepared for opening historically was excluded from the straight-line rent schedule. Financial Accounting Standards Board ("FASB") Technical Bulletin 85-3 ("FTB 85-3"), "Accounting for Operating Leases with Scheduled Rent Increases," states, however, that rent holidays should be recognized on a straight-line basis over the lease term, which according to FASB Technical Bulletin 88-1, "Issues Relating to Accounting for Leases ("FTB 88-1"), commences on the date the Company is given the right to control the use of the leased property. Consistent with this guidance, the Company has changed the period used for determining the deferred rent calculation to commence on the date the Company began controlling the use of the property (i.e. began preparing a store for opening) through the initial non-cancelable life of the lease.

         Depreciation of leasehold improvements has historically been calculated based upon the term of the lease. The Company has changed its accounting for leasehold improvements to depreciate leasehold improvements over the lesser of the term of the lease or 10 years. In addition, the Company has historically accounted for tenant improvement allowances as a reduction of the cost of leasehold improvements, resulting in lower depreciation expense, and reflected the cash received within investing activities in the consolidated statement of cash flows as a reduction of purchases of property, plant, and equipment. This treatment was consistent whether the improvement allowance was provided in cash or in the form of a rent abatement. FTB 88-1 requires that lease incentives such as tenant allowances be recorded as a deferred liability, amortized over the term of the lease and reflected as a reduction to rent expense. Previously, amortization commenced on the date the store was opened and was reflected as a reduction to depreciation and amortization. Consistent with the recording of rent expense described above, the Company now amortizes tenant allowances commencing on the date the Company has the right to control the use of the leased property. Tenant allowances in the form of rent abatements were historically charged to rent expense on a straight-line basis over the number of months the rent was abated. Tenant allowances are now included as a component of operating activities in the consolidated statement of cash flows.

         The effects of the adjustments relating to the above items include a reduction to retained earnings of $1,647,000, net of tax, as of February 1, 2002 and decreases to net income of $166,000 or $0.01 per diluted share, and $205,000 or $0.01 per diluted share for fiscal 2004 and 2003, respectively.

         See Note B to Consolidated Financial Statements of this annual report on Form 10-K for a summary of the effects of these changes on the consolidated balance sheet as of January 31, 2004, as well as on the consolidated statements of operations, changes in shareholders' equity and cash flows for fiscal 2004 and fiscal 2003. The discussion contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" gives effect to these corrections.

OVERVIEW

         The Company operates 323 women's and men's specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. The Company operates 314 stores under the name "DEB" which offer moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. In addition, the Company operates three outlet stores under the name "CSO." The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. One hundred and forty of the DEB stores contain plus-size departments. The Company also operates six apparel retail stores under the name "Tops 'N Bottoms." The Tops 'N Bottoms stores sell moderately priced men's and women's apparel. Seventeen of the DEB stores contain Tops 'N Bottoms departments.

         During fiscal 2005, the Company made meaningful strides in improving operating performance. Continued improvements in the Company's operating platform allowed the Company to better leverage fixed costs and report significant gains in net income and earnings per share in each quarter. Due in large part to a reduction in markdowns as a percentage of sales, the Company's gross margin increased 210 basis points to 33.2%, operating margin improved 250 basis points to 8.6% and net income and diluted earnings per share increased 43% to $17.9 million and $1.30, respectively. The Company also continued its expansion of the number of stores offering plus-sized merchandise, ending the year with 140 plus-sized departments. The Company believes that its stores offering both junior and plus-sized merchandise present more of a destination-shopping environment for its customers. The Company also closed seventeen under-performing locations, which is expected to provide improvement in gross margins and inventory turnover in fiscal 2006. The Company is currently scheduled to close one store in the first half of fiscal 2006 and will continue to carefully evaluate the profitability of individual stores and close those stores that it believes cannot meet a level of profitability it deems acceptable.

         The following table sets forth certain store information:

                                                                          STORE DATA(1)
                                                                      YEAR ENDED JANUARY 31,
                                                        -------------------------------------------------
                                                            2005              2004              2003
                                                        -------------     -------------     -------------
Stores open at end of the year                               323             332                327
Average number in operation during the year                  327             331                320
Average net sales per store (in thousands)                 $ 929           $ 902              $ 994
Average operating income per store (in thousands)          $  80           $  55(2)           $ 121(2)
Comparable store sales(3) - percent change                   1.0%           (9.7)%              0.1%

         The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

                                                                      YEAR ENDED JANUARY 31,
                                                        -------------------------------------------------
                                                            2005              2004              2003
                                                        -------------     -------------     -------------
                                                                          (as restated)     (as restated)
Net sales                                                       100.0%            100.0%            100.0%
Gross margin                                                     33.2%             31.2%             34.9%
Operating income                                                  8.6%              6.1%             12.2%
Income before income taxes                                        9.4%              6.5%             12.8%
Income tax provision                                              3.5%              2.3%              4.8%
                                                        -------------     -------------     -------------
Net income                                                        5.9%              4.2%              8.0%
                                                        =============     =============     =============

----------
(1)  Includes Tops 'N Bottoms stores
(2)  As Restated
(3) Comparable store sales include stores opened for both periods. A store is added to the comparable store base in its 13th month of operation.

FISCAL 2005 COMPARED TO FISCAL 2004

NET SALES
         Net sales increased $5,132,000, or 1.7%, to $303,778,000 in fiscal 2005 from $298,646,000 in fiscal 2004. The increase in net sales was due to a 1.0% or $3,000,000 increase in comparable store sales, as well as from new store sales of $2,132,000. The increase is believed to be due to improved acceptance of the Company's merchandise offering versus last year, particularly as evidenced by a 340 basis point reduction in markdowns in fiscal 2005 versus fiscal 2004.

COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS
         Cost of sales, including buying and occupancy costs, decreased $2,734,000 or 1.3%, to $202,838,000 in fiscal 2005 from $205,572,000 in fiscal
2004. As a percentage of net sales, these costs decreased to 66.8% in fiscal 2005 from 68.8% in fiscal 2004. The nominal decrease between periods was due to the aforementioned 340 basis point reduction in markdowns in fiscal 2005 versus fiscal 2004. The decrease as a percentage of sales was also due to the markdown reduction, partially offset by an increase relating to the increase in sales. Buying and occupancy costs were 16.7% and 17.0% of net sales for fiscal 2005 and 2004, respectively.

SELLING AND ADMINISTRATIVE EXPENSES
         Selling and administrative expenses increased $256,000 or 0.4%, to $69,356,000 in fiscal 2005 from $69,100,000 in fiscal 2004. As a percentage of net sales, these costs decreased to 22.8% in fiscal 2005 from 23.1% in fiscal 2004. All material components of selling and administrative expenses were consistent between fiscal periods. The decrease as a percentage of sales was a result of the comparable store sales increase in fiscal 2005.

DEPRECIATION AND AMORTIZATION
         Depreciation and amortization expense decreased $356,000 or 6.2%, to $5,384,000 in fiscal 2005 from $5,740,000 in fiscal 2004. As a percentage of net sales, these expenses decreased to 1.8% in fiscal 2005 from 1.9% in fiscal 2004. A portion of the Company's store assets and corporate computer equipment became fully depreciated during the year, resulting in a reduction in depreciation expense versus fiscal 2004. During fiscal 2005 and 2004, the Company recognized $176,000 and $181,000 in impairment charges related to unprofitable stores.

OPERATING INCOME
         Operating income increased $7,966,000 or 43.7%, to $26,200,000 in fiscal 2005 from $18,234,000 in fiscal 2004. As a percentage of net sales, operating income increased to 8.6% in fiscal 2005 from 6.1% in fiscal 2004. The nominal and percentage increases were due primarily to the aforementioned increases in sales and gross profit margin and the reduction in depreciation and amortization expense, slightly offset by the increase in selling and administrative expenses.

OTHER INCOME, PRINCIPALLY INTEREST
         Other income, principally interest, increased $954,000 or 70.0% to $2,316,000 in fiscal 2005 from $1,362,000 in fiscal 2004. Other income is offset by losses on disposition of fixed assets of $70,000 in fiscal 2005 and $279,000 in fiscal 2004. The increase between fiscal periods was primarily due to higher average interest rates in fiscal 2005 versus fiscal 2004, greater average invested balances in fiscal 2005 versus fiscal 2004, as well as the reduction in losses related to fixed asset dispositions.

INCOME TAX PROVISION
         The income tax provision for fiscal 2005 was $10,572,000, resulting in a 37.1% effective tax rate, as compared to $6,995,000 and a 35.7% effective tax rate for fiscal 2004. The increase in the effective rate between fiscal periods was due to a higher effective state income tax rate and, due to the increase in year over year earnings, current year tax-exempt interest earnings represented a smaller percentage of pretax earnings. The effective tax rate in both fiscal years was greater than the statutory federal rate, primarily as a result of state income taxes, partially offset by tax-exempt interest.

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

COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS
         Cost of sales, including buying and occupancy costs, decreased $1,360,000 or 0.7%, to $205,571,000 in fiscal 2004 from $206,931,000 in fiscal
2003. As a percentage of net sales, these costs increased to 68.8% in fiscal 2004 from 65.1% in fiscal 2003. The nominal decrease between periods was due to the overall decrease in sales. The increase as a percentage of net sales was due to increased markdowns taken to stimulate sales as well as the de-leveraging of buying and occupancy costs as a result of the comparable store sales decrease. Buying and occupancy costs were 17.0% and 15.5% of net sales for fiscal 2004 and 2003, respectively.

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

DEPRECIATION AND AMORTIZATION
         Depreciation and amortization expense increased $808,000 or 16.4%, to $5,740,000 in fiscal 2004 from $4,931,000 in fiscal 2003. As a percentage of net sales, these expenses increased to 1.9% in fiscal 2004 from 1.6% in fiscal 2003. The $808,000 increase was due to the full year depreciation expense recorded in fiscal 2004 for stores placed in service during fiscal 2003, additional depreciation expense related to the new and remodeled stores opened in fiscal 2004 and from $181,000 in asset impairment charges recorded for two unprofitable stores. The increase as a percentage of sales was also due to these expense increases as well as the de-leveraging of depreciation and amortization expense as a result of the comparable store sales decrease.

OPERATING INCOME
         Operating income decreased $20,419,000 or 52.8%, to $18,234,000 in fiscal 2004 from $38,653,000 in fiscal 2003. As a percentage of net sales, operating income declined to 6.1% in fiscal 2004 from 12.2% in fiscal 2003. The absolute and percentage decreases were due to the aforementioned decrease in gross profit margin, and increases in selling and administrative and depreciation and amortization expenses.

OTHER INCOME, PRINCIPALLY INTEREST
         Other income, principally interest, decreased $595,000 or 30.4% to $1,362,000 in fiscal 2004 from $1,958,000 in fiscal 2003. Other income was offset by losses on disposition of fixed assets of $279,000 in fiscal 2004 and $38,000 in fiscal 2003. The decrease between fiscal periods was primarily the result of lower average interest rates in fiscal 2004 versus fiscal 2003 and the increase in the losses related to fixed asset dispositions, partially offset by higher cash balances.

INCOME TAX PROVISION

         The income tax provision for fiscal 2004 was $6,995,000, resulting in a 35.7% effective tax rate, as compared to $15,327,000 and a 37.7% effective tax rate for fiscal 2003. The decrease in the effective rate between fiscal periods resulted from the fact that, due to the decline in year over year earnings, current year tax-exempt interest earnings represented a greater percentage of pretax earnings. The effective tax rate in both fiscal years was greater than the statutory federal rate, primarily as a result of state income taxes, partially offset by tax-exempt interest.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 31, 2005, the Company had cash and cash equivalents of $30,299,000 and marketable securities of $146,100,000 compared to cash and cash equivalents of $34,064,000 and marketable securities of $132,200,000 as of January 31, 2004. The cash and cash equivalents are invested principally in money market mutual funds while the marketable securities are invested principally in auction market securities, which trade on a par-in, par-out basis and provide interest-rate reset options on a revolving 35-day basis. Because the Company regularly liquidates its investments in these securities for reasons including, among others, changes in market interest rates and changes in the availability of and the yield on alternative investments, the Company has classified these securities as available for sale. The Company does not invest for trading purposes. Accordingly, the Company does not believe it has significant exposure to market risk with respect to its investments.

         During the past three fiscal years, the Company internally funded all of its operating needs, including capital expenditures for the opening of new stores and the remodeling of existing stores, as well as for expenditures pertaining to upgrades to the Company's merchandise distribution system. Total cash provided by operating activities, for fiscal 2005, 2004 and 2003, was $24,940,000, $24,777,000 and $30,818,000 and, respectively. For fiscal 2005, cash provided by operations was primarily the result of net income, increased by depreciation, increases in income taxes and trade accounts payable and accrued expenses, offset by an increase in merchandise inventories. For fiscal 2004, cash provided by operations was primarily the result of net income, increased by depreciation, increases in trade accounts payable and deferred lease credits and a decrease in merchandise inventories, offset by a net decrease in accrued expenses and income taxes payable. For fiscal 2003, cash provided by operations was the result of net income, increased by depreciation, an increase in deferred lease credits and a reduction in merchandise inventories, offset by a net decrease in accounts payable and accrued expenses. The Company's inventory turnover rate was approximately 2.9, 2.9 and 3.0 times for fiscal 2005, 2004 and 2003, respectively.

         Net cash used in investing activities was $18,121,000, $18,182,000 and $18,826,000 for fiscal 2005, 2004 and 2003, respectively. During these fiscal years, these funds were principally used for the purchase of marketable securities and for the opening of new stores and the remodeling of existing stores. During the past three fiscal years, the number of store openings and remodels were as follows:

                             Fiscal 2005     Fiscal 2004     Fiscal 2003
                            -------------   -------------   -------------
         New stores               8              13              23
         Remodeled stores        11              17              16

         Net cash used in financing activities was $10,585,000, $6,898,000 and $5,406,000 for fiscal 2005, 2004 and 2003, respectively. During these fiscal years, these funds were principally used for the payment of dividends on preferred and common stock. In fiscal 2005 and fiscal 2003, these amounts were partially offset by the proceeds from the exercise of stock options. There were no stock option exercises during fiscal 2004.

         The Company believes that internally generated funds will be sufficient to meet its anticipated capital expenditures, none of which are material, and current operating needs. The Company had an unsecured line of credit in the amount of $20,000,000 as of January 31, 2005. Of this amount, $695,000 was outstanding as letters of credit for the purchase of inventory. The Company leases its retail apparel stores, warehouse and office building for periods ranging from one to 20 years. Following is a summary of the Company's contractual obligations for minimum rental payments on its non-cancelable operating leases and minimum payments on its other commitments as of January 31, 2005:

                                                            Payments Due by Period
                            ----------------------------------------------------------------------------------
                                               Less than 1         1 - 3            3 - 5         More than 5
                                 Total            year             years            years            years
                            --------------   --------------   --------------   --------------   --------------
Operating leases            $  133,651,000   $   24,086,000   $   40,950,000   $   28,860,000   $   39,755,000
Other commitments                  695,000          695,000               --               --               --
                            --------------   --------------   --------------   --------------   --------------
  Total                     $  134,346,000   $   24,781,000   $   40,950,000   $   28,860,000   $   39,755,000
                            ==============   ==============   ==============   ==============   ==============

         The above table excludes $1,734,000 in dividends, which were accrued at January 31, 2005 and were paid in February, 2005.

SEASONAL NATURE OF OPERATIONS

         During fiscal 2005, approximately 27% and 59% of the Company's net sales and net income occurred during the fourth quarter, as compared to 27% and 67% of the Company's net sales and net income for fiscal 2004. The fourth quarter includes the Christmas selling season. The decrease in the percentage of the Company's fiscal 2005 fourth quarter net income compared to the fourth quarter of fiscal 2004 was due to the increase in net income for the first three quarters of fiscal 2005 versus the comparable period in fiscal 2004. See "Quarterly Financial Information (Unaudited)" and the preceding discussions on "Fiscal 2005 compared to Fiscal 2004" and "Fiscal 2004 compared to Fiscal 2003."

CRITICAL ACCOUNTING POLICIES

         The Company's accounting policies are more fully described in Note A of the Notes to Consolidated Financial Statements included herein. The consolidated financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data have been prepared in conformity with accounting principles generally accepted in the United States. This requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on historical experience, analysis of current trends, and various other factors that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.

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

REVENUE RECOGNITION
         Revenue from merchandise sales is net of returns and allowances and excludes sales tax. The provisions of the SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," (as amended by SAB 104) have been applied, and as a result, a reserve is provided for estimated future sales returns that is based on an analysis of actual returns received following the end of each fiscal period. The Company also defers the recognition of layaway sales to the date of delivery. A change in the actual rate of sales returns and layaway sales experience would affect the amount of revenue recognized.

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

IMPAIRMENT OF LONG-LIVED ASSETS
         As required under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company is required to assess its long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evaluating potential impairment, consideration is given to historical performance and future estimated results. The carrying amount of the asset is then compared to the estimated future undiscounted cash flows expected to result from the use of the asset. If the estimated future undiscounted cash flows are less than the carrying amount of the asset, such asset is written down to its estimated fair value and an impairment loss is recognized. During fiscal 2005 and 2004, the Company recognized $176,000 and $181,000 in impairment charges related to unprofitable stores. No impairment charges were recorded during fiscal 2003.

RECENT ACCOUNTING PRONOUNCEMENTS
         On December 16, 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("FAS 123(R)"). FAS 123(R) revised FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. FAS 123(R) must be adopted no later than for fiscal years beginning after June 15, 2005, which for the Company will be the fiscal year beginning February 1, 2006.

         Previously, in complying with FAS 123, the Company disclosed the value of stock options granted and its pro-forma impact on net income in a footnote to the consolidated financial statements. The Company is currently considering which transition method to select in adopting FAS 123(R), and whether this new accounting requirement will result in any changes in compensation strategies. Information contained in the footnotes provides the impact on pro forma net income for past financial statements. The adoption of FAS 123(R) is not expected to have a material impact on the Company's future financial statements.

         In November 2004, the FASB issued SFAS No. 151 ("FAS 151"), "Inventory Costs." This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. FAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, FAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of FAS 151 is not expected to have a material impact on the Company's future financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See the first paragraph under the caption "Liquidity and Capital Resources - Consolidated" in this Annual Report on Form 10-K for a discussion regarding quantitative and qualitative disclosures about market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Deb Shops, Inc.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of Deb Shops, Inc. and subsidiaries as of January 31, 2005, and the related consolidated statement of operations, shareholders' equity and cash flows for the year ended January 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deb Shops, Inc. and subsidiaries at January 31, 2005, and the results of their operations and their cash flows for the year ended January 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the consolidated financial statements, the fiscal 2004 and 2003 financial statements have been restated to correct errors in accounting for leases.

April 5, 2005

/s/ BDO Seidman, LLP
--------------------------
BDO Seidman, LLP
Philadelphia, Pennsylvania

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Deb Shops, Inc.

We have audited the accompanying consolidated balance sheets of Deb Shops, Inc. and subsidiaries as of January 31, 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deb Shops, Inc. and subsidiaries at January 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended January 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note B, the accompanying consolidated financial statements for fiscal 2004 and 2003 have been restated.

                                                ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 8, 2004,
except for note B as to which the date is April 15, 2005

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       YEAR ENDED JANUARY 31,
                                           ------------------------------------------------
                                                2005             2004             2003
                                           --------------   --------------   --------------
                                                            (as restated,     (as restated,
                                                             see Note B)       see Note B)
Net sales                                  $  303,778,103   $  298,645,811   $  317,721,720
                                           --------------   --------------   --------------
Costs and expenses:
  Cost of sales, including buying
   and occupancy costs                        202,837,874      205,571,543      206,931,391
  Selling and administrative                   69,356,328       69,100,302       67,205,182
  Depreciation and amortization                 5,384,283        5,740,192        4,931,845
                                           --------------   --------------   --------------
                                              277,578,485      280,412,037      279,068,418

Operating income                               26,199,618       18,233,774       38,653,302
Other income, principally interest              2,316,312        1,362,198        1,957,614
                                           --------------   --------------   --------------
Income before income taxes                     28,515,930       19,595,972       40,610,916
Income tax provision                           10,572,000        6,995,000       15,327,000
                                           --------------   --------------   --------------
Net income                                 $   17,943,930   $   12,600,972   $   25,283,916
                                           ==============   ==============   ==============
Net income per common share
    Basic                                  $         1.30   $         0.92   $         1.85
                                           ==============   ==============   ==============
    Diluted                                $         1.30   $         0.92   $         1.83
                                           ==============   ==============   ==============
Weighted average number of
 common shares outstanding
    Basic                                      13,729,100       13,684,900       13,672,073
                                           ==============   ==============   ==============
    Diluted                                    13,753,461       13,684,900       13,815,059
                                           ==============   ==============   ==============

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               JANUARY 31,
                                                                     -------------------------------
                                                                          2005             2004
                                                                     --------------   --------------
                                                                                      (as restated,
                                                                                       see Note B)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                          $   30,298,970   $   34,064,418
  Marketable securities                                                 146,100,000      132,200,000
  Merchandise inventories                                                30,560,176       28,264,675
  Prepaid expenses and other                                              2,616,185        2,718,323
  Deferred income taxes                                                     910,889        1,055,940
                                                                     --------------   --------------
    Total current assets                                                210,486,220      198,303,356

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land                                                                      150,000          150,000
  Buildings                                                               2,365,697        2,365,697
  Leasehold improvements                                                 53,168,985       52,088,624
  Furniture and equipment                                                16,568,516       16,680,575
                                                                     --------------   --------------
                                                                         72,253,198       71,284,896

  Less accumulated depreciation and amortization                         48,993,382       46,791,260
                                                                     --------------   --------------
    Net property, plant and equipment                                    23,259,816       24,493,636
                                                                     --------------   --------------

OTHER ASSETS
  Deferred income taxes                                                   7,421,935        6,937,420
  Other                                                                   1,712,223        1,962,223
                                                                     --------------   --------------
    Total other assets                                                    9,134,158        8,899,643
                                                                     --------------   --------------
      Total assets                                                   $  242,880,194   $  231,696,635
                                                                     ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                             $   26,921,683   $   26,523,559
  Accrued expenses and other                                             11,314,244       10,141,456
  Income taxes payable                                                    4,618,905        2,564,688
                                                                     --------------   --------------
    Total current liabilities                                            42,854,832       39,229,703

  Deferred lease credits                                                 11,114,224       10,920,087

SHAREHOLDERS' EQUITY
  Series A preferred stock, par value $1.00 per share:
    Authorized - 5,000,000 shares
    Issued and  outstanding - 460 shares,
      liquidation value $460,000                                                460              460
  Common stock, par value $.01 per share:
    Authorized - 50,000,000 shares
    Issued - 15,688,290 shares                                              156,883          156,883
  Additional paid-in capital                                              7,232,646        5,864,790
  Retained earnings                                                     193,467,638      187,949,432
                                                                     --------------   --------------
                                                                        200,857,627      193,971,565
  Less common treasury shares, at cost:
    January 31, 2005: 1,926,279; January 31, 2004: 2,003,390             11,946,489       12,424,720
                                                                     --------------   --------------
                                                                        188,911,138      181,546,845
                                                                     --------------   --------------
      Total liabilities and shareholders' equity                     $  242,880,194   $  231,696,635
                                                                     ==============   ==============

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                      ADDITIONAL
                                                      PREFERRED        COMMON          PAID-IN         RETAINED        TREASURY
                                                        STOCK           STOCK          CAPITAL         EARNINGS         STOCK
                                                    -------------   -------------   -------------   -------------   -------------
Balances - February 1, 2002
 (as previously reported)                           $         460   $     156,883   $   5,864,790   $ 164,732,974   $ (12,796,830)
Adjustment for restated beginning balance
 (see Note B)                                                                                          (1,647,325)
                                                    -------------   -------------   -------------   -------------   -------------
Balances - February 1, 2002
 (as restated - See Note B)                                   460         156,883       5,864,790     163,085,649     (12,796,830)
Net income - (as restated - See Note B)                                                                25,283,916
Dividends on preferred stock ($120 per share)                                                             (55,200)
Dividends on common stock ($.425 per share)                                                            (5,816,085)
Stock options exercised                                                                                    47,890         372,110
Tax benefit from exercise of stock options                                                                 42,064
                                                    -------------   -------------   -------------   -------------   -------------
Balances - January 31, 2003
 (as restated - See Note B)                                   460         156,883       5,864,790     182,588,234     (12,424,720)
Net income - (as restated - See Note B)                                                                12,600,972
Dividends on preferred stock ($120 per share)                                                             (55,200)
Dividends on common stock ($.525 per share)                                                            (7,184,574)
                                                    -------------   -------------   -------------   -------------   -------------
Balances - January 31, 2004
 (as restated - See Note B)                                   460         156,883       5,864,790     187,949,432     (12,424,720)
Net income                                                                                             17,943,930
Dividends on preferred stock ($120 per share)                                                             (55,200)
Dividends on common stock ($.90 per share)                                                            (12,370,524)
Stock options exercised                                                                 1,353,156                         478,231
Tax benefit from exercise of stock options                                                 14,700
                                                    -------------   -------------   -------------   -------------   -------------
Balances - January 31, 2005                         $         460   $     156,883   $   7,232,646   $ 193,467,638   $ (11,946,489)
                                                    =============   =============   =============   =============   =============

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED JANUARY 31,
                                                               ---------------------------------------------
                                                                    2005            2004            2003
                                                               -------------   -------------   -------------
                                                                               (as restated,   (as restated,
                                                                                see Note B)     see Note B)
Cash flows from operating activities:
  Net income                                                   $  17,943,930   $  12,600,972   $  25,283,916
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                                  5,384,283       5,740,192       4,931,845
    Deferred income tax benefit                                     (235,000)       (740,000)     (1,105,000)
    Loss on retirement of property,
     plant and equipment                                              70,401         278,910          37,962
    Changes in operating assets and liabilities:
      (Increase) decrease in merchandise inventories              (2,295,501)      1,646,615       1,130,423
      Decrease (increase) in prepaid expenses and other              351,618        (470,872)        286,276
      Increase (decrease) in trade accounts payable                  398,124       4,906,893      (2,621,060)
      Increase in accrued expenses and other                       1,163,149         465,528         549,287
      Increase (decrease) in income taxes payable                  1,964,973        (903,419)       (270,708)
      Increase in deferred lease credits                             194,137       1,251,819       2,596,413
                                                               -------------   -------------   -------------
    Net cash provided by operating activities                     24,940,114      24,776,638      30,818,356
                                                               -------------   -------------   -------------
Cash flows from investing activities:
  Purchases of property, plant and equipment                      (4,220,861)     (4,231,924)     (8,046,884)
  Purchases of investment securities                             (79,600,000)    (70,350,000)   (143,650,000)
  Sales of investment securities                                  65,700,000      56,400,000     132,870,460
                                                               -------------   -------------   -------------
    Net cash used in investing activities                        (18,120,861)    (18,181,924)    (18,826,424)
                                                               -------------   -------------   -------------
Cash flows from financing activities:
  Preferred stock cash dividends paid                                (55,200)        (55,200)        (55,200)
  Common stock cash dividends paid                               (12,360,887)     (6,842,451)     (5,469,463)
  Proceeds from exercise of stock options                          1,831,386              --         420,000
  Principal payments under capital lease obligation                       --              --        (301,117)
                                                               -------------   -------------   -------------
    Net cash used in financing activities                        (10,584,701)     (6,897,651)     (5,405,780)
                                                               -------------   -------------   -------------
  (Decrease) increase in cash and cash equivalents                (3,765,448)       (302,937)      6,586,152
  Cash and cash equivalents at beginning of year                  34,064,418      34,367,355      27,781,203
                                                               -------------   -------------   -------------
  Cash and cash equivalents at end of year                     $  30,298,970   $  34,064,418   $  34,367,355
                                                               =============   =============   =============
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Income taxes, net                                          $   8,991,179   $   8,542,787   $  15,072,466
                                                               =============   =============   =============

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATION: Deb Shops, Inc. (the "Company") operates 323 women's and men's specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. The Company operates 314 stores under the name "DEB" which offer moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. DEB merchandise consists of clothing and accessories appealing primarily to the fashion-conscious junior and plus-sized female consumers between the ages of 13 and 25. In addition, the Company operates three outlet stores under the name "CSO." The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. One hundred and forty of the DEB stores contain plus-size departments. The Company also operates six apparel retail stores under the name "Tops 'N Bottoms." The Tops 'N Bottoms stores sell moderately priced men's and women's apparel. Seventeen of the DEB stores contain Tops 'N Bottoms departments.

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

REVENUE RECOGNITION: Revenue from merchandise sales is net of returns and allowances and excludes sales tax. The provisions of the SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," (as amended by SAB 104) have been applied, and as a result, a reserve is provided for estimated future sales returns that is based on an analysis of actual returns received following the end of each fiscal period. The Company also defers the recognition of layaway sales to the date of delivery.

LEASE ACCOUNTING: Accounting for store leases commences on the date the Company takes possession of the leased space, which generally is one month prior to lease commencement. Landlord allowances and incentives are recorded as deferred lease credits. These amounts are amortized as a reduction of rent expense over the initial term of the lease, commencing with the date of possession.

         Certain store leases provide for predetermined escalations in future minimum annual rentals. The pro rata portion of future minimum rent escalations is recorded as deferred lease credits.

MARKETABLE SECURITIES: Marketable securities represent investments in auction market debt instruments issued primarily by student loan financing entities. These securities, which trade on a par-in, par-out basis provide for interest rate resets every 35 days. They are classified as available for sale and stated at fair value. Interest income is recognized when earned.

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

         Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows relating to the asset is compared to the asset's carrying value to determine if an impairment exists pursuant to the requirements of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. During fiscal 2005 and 2004, the Company recognized $176,000 and $181,000 in impairment charges related to unprofitable stores. These amounts are included in depreciation and amortization in the accompanying consolidated statement of operations. No impairment charges were recorded during fiscal 2003.

COST OF SALES: Cost of sales includes the cost of merchandise, buying (including freight costs) and occupancy costs. The cost of handling merchandise is included in selling and administrative costs.

STATEMENTS OF CASH FLOWS: The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents. Included in cash and cash equivalents at January 31, 2005 and January 31, 2004 is $26,050,000 and $31,689,000, respectively of investments in money market mutual funds. These investments are carried at cost, which approximates market.

STOCK-BASED COMPENSATION PLANS: In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods for a voluntary transition to the fair-value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of the standard was effective for fiscal years and interim periods beginning after December 15, 2002. Rather than adopt the fair-value method of accounting for stock-based compensation, the Company chose to continue accounting for such items using the intrinsic value method. As required, the Company did adopt the disclosure provisions of this standard.

         In February 2002, the Company adopted the Deb Shops, Inc. Incentive Stock Option Plan as Amended and Restated Effective January 1, 2002 (the "Plan"). The Plan is more fully described in Note G. The Company continues to use the accounting method under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations for the Plan. Under APB Opinion No. 25, generally, when the exercise price of the Company's stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to all stock-related compensation.

         For purposes of pro forma disclosures, the estimated fair value of the stock options under the Plan are amortized to expense over their vesting periods.

                                                                      YEAR ENDED JANUARY 31,
                                                       ---------------------------------------------------
                                                            2005              2004              2003
                                                       ---------------   ---------------   ---------------
                                                                          (as restated)     (as restated)
Net income as reported                                 $    17,943,930   $    12,600,972   $    25,283,916
Stock-based employee compensation cost                        (662,316)       (2,061,296)       (4,038,246)
                                                       ---------------   ---------------   ---------------
Pro forma net income                                   $    17,281,614   $    10,539,676   $    21,245,670
                                                       ===============   ===============   ===============
Basic net income per common share, as reported         $          1.30   $          0.92   $          1.85
Pro forma basic net income per common share            $          1.25   $          0.77   $          1.55

Diluted net income per common share, as reported       $          1.30   $          0.92   $          1.83
Pro forma diluted net income per common share          $          1.25   $          0.77   $          1.53

RECENT ACCOUNTING PRONOUNCEMENTS: On December 16, 2004, the FASB issued FASB Statement No. 123(R), "Share-Based Payment" ("FAS 123(R)"). FAS 123(R) revised FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. FAS 123(R) must be adopted no later than for fiscal years beginning after June 15, 2005, which for the Company will be the fiscal year beginning February 1, 2006.

         Previously, in complying with FAS 123, the Company disclosed the value of stock options granted and its pro forma impact on net income in a footnote to the consolidated financial statements. The Company is currently considering which transition method to select in adopting FAS 123(R), and whether this new accounting requirement will result in any changes in compensation strategies. Information contained in the footnotes provides the impact on pro forma net income for past financial statements. The adoption of FAS 123(R) is not expected to have a material impact on the Company's future financial statements.

         In November 2004, the FASB issued SFAS No. 151 ("FAS 151"), "Inventory Costs." This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. FAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, FAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of FAS 151 is not expected to have a material impact on the Company's future financial statements.

- B - RESTATEMENT OF FINANCIAL STATEMENTS

         As a result of the publicity on the restaurant industry financial statement restatements related to leases, the Company commenced a review of certain of its accounting policies related to leases during January 2005. Subsequently, on February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating-lease-related accounting issues and their application under generally accepted accounting principles in the United States of America ("GAAP"). Based on the Company's internal review, and after consultation with the Audit Committee of the Company's Board of Directors and predecessor independent registered public accounting firm on April 15, 2005, the Company restated its financial statements for years prior to Fiscal 2005 to correct its accounting for landlord allowances, calculation of straight-line rent expense, recognition of rent holiday periods, and depreciation of leasehold improvements for its retail stores.

         Certain of the Company's store leases contain provisions that enable the Company or the landlord to terminate the lease if sales during a defined measurement period fall below agreed-upon levels. The Company has historically recorded rent expense on a straight-line basis, beginning with the lease commencement date, which generally coincides with the store opening date, through the early termination date. The period during which a store was prepared for opening historically was excluded from the straight-line rent schedule. Financial Accounting Standards Board ("FASB") Technical Bulletin 85-3 ("FTB 85-3"), "Accounting for Operating Leases with Scheduled Rent Increases," states, however, that rent holidays should be recognized on a straight-line basis over the lease term, which according to FASB Technical Bulletin 88-1, "Issues Relating to Accounting for Leases ("FTB 88-1"), commences on the date the Company is given the right to control the use of the leased property. Consistent with this guidance, the Company has changed the period used for determining the deferred rent calculation to commence on the date the Company began controlling the use of the property (i.e. began preparing a store for opening) through the initial non-cancelable life of the lease.

         Depreciation of leasehold improvements has historically been calculated based upon the term of the lease. The Company has changed its accounting for leasehold improvements to depreciate leasehold improvements over the lesser of the term of the lease or 10 years. In addition, the Company has historically accounted for tenant improvement allowances as a reduction of the cost of leasehold improvements, resulting in lower depreciation expense, and reflected the cash received within investing activities in the consolidated statement of cash flows as a reduction of purchases of property, plant, and equipment. This treatment was consistent whether the improvement allowance was provided in cash or in the form of a rent abatement. FTB 88-1 requires that lease incentives such as tenant allowances be recorded as a deferred liability, amortized over the term of the lease and reflected as a reduction to rent expense. Previously, amortization commenced on the date the store was opened and was reflected as a reduction to depreciation and amortization. Consistent with the recording of rent expense described above, the Company now amortizes tenant allowances commencing on the date the Company has the right to control the use of the leased property. Tenant allowances in the form of rent abatements were historically charged to rent expense on a straight-line basis over the number of months the rent was abated. Tenant allowances are now included as a component of operating activities in the consolidated statement of cash flows.

         The primary effects of the correction discussed above resulted in the Company reclassifying its tenant improvement allowances from "Net property, plant and equipment" to "Deferred lease credits," recording additional deferred rent in "Deferred lease credits," and adjusting "Retained earnings" in the consolidated balance sheets, as well as to correct "Cost of sales, including buying and occupancy costs" and "Depreciation and amortization" in the consolidated statements of operations for each of the two years in the period ended January 31, 2004. The cumulative effect of these adjustments reduced retained earnings as of February 1, 2002 by $1,647,325, net of tax.

         In prior years, the Company classified its investments in auction rate certificates as cash and cash equivalents. During fiscal 2005, additional clarification was provided regarding the financial statement classification of this type of investment. Pursuant to this guidance, auction rate securities are not to be classified as cash and cash equivalents. As a result, at January 31, 2005, the Company has classified its auction rate certificates as marketable securities and has restated the January 31, 2004 consolidated balance sheet to reflect this change. This change also resulted in the Company restating its consolidated statements of cash flows for the years ended January 31, 2004 and 2003 to reflect the purchase and sale activity within the investing activities section of the consolidated statements of cash flows. This change had no effect on current or total assets or net income.

         Following is a summary of the effects of these adjustments on the Company's consolidated statements of operations and of cash flows for the years ended January 31, 2004 and 2003, the Company's consolidated balance sheet as of January 31, 2004 and the Company's consolidated statement of shareholders' equity as of February 1, 2002:

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        AS PREVIOUSLY
                                                           REPORTED        ADJUSTMENTS       AS RESTATED
                                                       ---------------   ---------------   ---------------
YEAR ENDED JANUARY 31, 2004:
  Cost of sales, including buying and occupancy
   costs                                               $   206,693,546   $    (1,122,003)  $   205,571,543
  Depreciation and amortization                        $     4,321,598   $     1,418,594   $     5,740,192
  Operating income                                     $    18,530,365   $      (296,591)  $    18,233,774
  Other income, principally interest                   $     1,365,255   $        (3,057)  $     1,362,198
  Income before income taxes                           $    19,895,620   $      (299,648)  $    19,595,972
  Income tax provision                                 $     7,129,000   $      (134,000)  $     6,995,000
  Net income                                           $    12,766,620   $      (165,648)  $    12,600,972
  Basic net income per share                           $          0.93   $         (0.01)  $          0.92
  Diluted net income per share                         $          0.93   $         (0.01)  $          0.92

YEAR ENDED JANUARY 31, 2003:
  Cost of sales, including buying and occupancy
   costs                                               $   207,550,269   $      (618,878)  $   206,931,391
  Depreciation and amortization                        $     3,869,277   $     1,062,568   $     4,931,845
  Operating income                                     $    39,096,992   $      (443,690)  $    38,653,302
  Other income, principally interest                   $     1,863,502   $        94,112   $     1,957,614
  Income before income taxes                           $    40,960,494   $      (349,578)  $    40,610,916
  Income tax provision                                 $    15,472,000   $      (145,000)  $    15,327,000
  Net income                                           $    25,488,494   $      (204,578)  $    25,283,916
  Basic net income per share                           $          1.86   $         (0.01)  $          1.85
  Diluted net income per share                         $          1.84   $         (0.01)  $          1.83

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        AS PREVIOUSLY
                                                           REPORTED        ADJUSTMENTS       AS RESTATED
                                                       ---------------   ---------------   ---------------
YEAR ENDED JANUARY 31, 2004:
  Net cash provided by operating activities            $    22,398,111   $     2,378,527   $    24,776,638
    Purchases of property, plant and equipment         $    (1,853,397)  $    (2,378,527)  $    (4,231,924)
    Purchases of marketable securities                 $             -   $   (70,350,000)  $   (70,350,000)
    Sales of marketable securities                     $             -   $    56,400,000   $    56,400,000
  Net cash used in investing activities                $    (1,853,397)  $   (16,328,527)  $   (18,181,924)
  Increase (decrease) in cash and cash equivalents     $    13,647,063   $   (13,950,000)  $      (302,937)
  Cash and cash equivalents at beginning of year       $   152,617,355   $  (118,250,000)  $    34,367,355
Cash and cash equivalents at end of year               $   166,264,418   $  (132,200,000)  $    34,064,418

                                                        AS PREVIOUSLY
                                                           REPORTED        ADJUSTMENTS       AS RESTATED
                                                       ---------------   ---------------   ---------------
YEAR ENDED JANUARY 31, 2003:
  Net cash provided by operating activities            $    27,612,419   $     3,205,937   $    30,818,356
    Purchases of property, plant and equipment         $    (4,840,947)  $    (3,205,937)  $    (8,046,884)
    Purchases of marketable securities                 $             -   $  (143,650,000)  $  (143,650,000)
    Sales of marketable securities                     $             -   $   132,870,460   $   132,870,460
  Net cash used in investing activities                $    (4,840,947)  $   (13,985,477)  $   (18,826,424)
  Increase in cash and cash equivalents                $    17,365,692   $   (10,779,540)  $     6,586,152
  Cash and cash equivalents at beginning of year       $   135,251,663   $  (107,470,460)  $    27,781,203
Cash and cash equivalents at end of year               $   152,617,355   $  (118,250,000)  $    34,367,355

                           CONSOLIDATED BALANCE SHEET

                                                        AS PREVIOUSLY
                                                           REPORTED        ADJUSTMENTS       AS RESTATED
                                                       ---------------   ---------------   ---------------
JANUARY 31, 2004:
  Cash and cash equivalents                            $   166,264,418   $  (132,200,000)  $    34,064,418
  Marketable securities                                $             -   $   132,200,000   $   132,200,000
  Prepaid expenses and other                           $     3,150,882   $      (432,559)  $     2,718,323
  Net property, plant and equipment                    $    17,112,877   $     7,380,759   $    24,493,636
  Deferred income taxes - current                      $     1,260,191   $      (204,251)  $     1,055,940
  Deferred income taxes - long-term                    $     4,732,846   $     2,204,574   $     6,937,420
  Total assets                                         $   222,748,112   $     8,948,523   $   231,696,635
  Accrued expenses and other                           $    10,649,923   $      (508,467)  $    10,141,456
  Income taxes payable                                 $     2,010,234   $       554,454   $     2,564,688
  Total current liabilities                            $    39,183,716   $       545,987   $    39,729,703
  Deferred lease credits                               $             -   $    10,420,087   $    10,420,087
  Retained earnings                                    $   189,966,983   $    (2,017,551)  $   187,949,432
  Total liabilities and shareholders' equity           $   222,748,112   $     8,948,523   $   231,696,635

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        AS PREVIOUSLY
                                                           REPORTED        ADJUSTMENTS       AS RESTATED
                                                       ---------------   ---------------   ---------------
FEBRUARY 1, 2002:
  Retained earnings                                    $   164,732,974   $    (1,647,325)  $   163,085,649

- C - MARKETABLE SECURITIES

         The Company's marketable securities consist of auction market debt instruments issued principally by state student loan financing entities. These instruments, which trade on a par-in, par out basis, provide interest-rate reset options on a revolving 35-day basis. Because the Company regularly liquidates its investments in these securities for reasons including, among others, changes in market interest rates and changes in the availability of and the yield on alternative investments, the Company has classified these securities as available for sale. The carrying values of these securities approximate fair value. There were no realized gains or losses on these investments for the years ended January 31, 2005, 2004 or 2003. Contractual maturities of available for sale securities at January 31, 2005 consisted of $9,900,000 maturing between one and 10 years and $136,200,000 million maturing after 10 years.

- D - EARNINGS PER SHARE

         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations:

                                                    YEAR ENDED JANUARY 31,
                                       ------------------------------------------------
                                            2005             2004            2003
                                       --------------   --------------   --------------
                                                         (AS RESTATED)    (AS RESTATED)
Net income                             $   17,943,930   $   12,600,972   $   25,283,916
Dividends on preferred stock                  (55,200)         (55,200)         (55,200)
                                       --------------   --------------   --------------
Income available to
 common shareholders                   $   17,888,730   $   12,545,772   $   25,228,716
                                       ==============   ==============   ==============
Basic weighted average
 number of common
 shares outstanding                        13,729,100       13,684,900       13,672,073
Effect of dilutive stock options               24,361               --          142,986
                                       --------------   --------------   --------------
Diluted weighted average
 number of common
 shares outstanding                        13,753,461       13,684,900       13,815,059
                                       ==============   ==============   ==============

- E - INCOME TAXES

         Income tax provision consists of the following components:

                                                    YEAR ENDED JANUARY 31,
                                       ------------------------------------------------
                                            2005             2004             2003
                                       --------------   --------------   --------------
                                                         (AS RESTATED)    (AS RESTATED)
CURRENT:
  Federal                              $    8,749,000   $    6,585,000   $   13,978,000
  State                                     2,058,000        1,150,000        2,454,000
                                       --------------   --------------   --------------
                                           10,807,000        7,735,000       16,432,000
DEFERRED:
  Federal                                     (77,000)        (420,000)        (861,000)
  State                                      (158,000)        (320,000)        (244,000)
                                       --------------   --------------   --------------
                                             (235,000)        (740,000)      (1,105,000)
                                       --------------   --------------   --------------
                                       $   10,572,000   $    6,995,000   $   15,327,000
                                       ==============   ==============   ==============

         A reconciliation of the Company's effective income tax rate with the statutory federal rate follows:

                                                    YEAR ENDED JANUARY 31,
                                       ------------------------------------------------
                                            2005             2004             2003
                                       --------------   --------------   --------------
                                                         (AS RESTATED)    (AS RESTATED)
Tax provision at statutory rate        $    9,981,000   $    6,859,000   $   14,214,000
State income taxes, net of federal
 income tax benefit                         1,094,000          413,000        1,437,000
Permanent items, primarily tax
 exempt interest income                      (607,000)        (430,000)        (462,000)
Other                                         104,000          153,000          138,000
                                       --------------   --------------   --------------
                                       $   10,572,000   $    6,995,000   $   15,327,000
                                       ==============   ==============   ==============

         Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. The components of deferred tax assets and liabilities are as follows:

                                                  JANUARY 31,
                                       -------------------------------
                                            2005             2004
                                       --------------   --------------
                                                         (AS RESTATED)
Deferred tax assets
  Depreciation and amortization        $    7,322,000   $    6,452,000
  Uniform cost capitalization                 669,000          628,000
  Deferred lease credits                      101,000          484,000
  Accrued expenses and other                  529,000          725,000
                                       --------------   --------------
                                            8,621,000        8,289,000
Deferred tax liabilities
  Prepaid expenses                           (288,000)        (296,000)
                                       --------------   --------------
                                       $    8,333,000   $    7,993,000
                                       ==============   ==============

- F - LEASES

         The Company leases all of its retail apparel stores for periods ranging from one month to 20 years, including renewal options. In most instances, the Company pays real estate taxes, insurance and maintenance costs on the leased properties and contingent rentals based upon a percentage of sales, as defined in the lease agreements.

         The warehouse and office building occupied by the Company is leased from a partnership whose partners include three of the Company's directors, including the President and Executive Vice President. The original expiration date was June 14, 2002; however, the lease was amended to extend its term through June 14, 2007. The amended arrangement is accounted for as an operating lease. Prior to the extension, the agreement was classified as a capital lease. Rent expense recognized in conjunction with the operating lease was $550,000 for the years ended January 31, 2005 and 2004 and $321,000 for the year ended January 31, 2003.

         Future minimum rental commitments for all non-cancelable leases at January 31, 2005 are as follows:

                   YEAR ENDING JANUARY 31,
              --------------------------------
                            2006                 $   24,086,000
                            2007                     22,695,000
                            2008                     18,255,000
                            2009                     15,698,000
                            2010                     13,162,000
                         Thereafter                  39,755,000
                                                 --------------
              Total minimum rental commitments   $  133,651,000
                                                 ==============

         Total rental expense under operating leases amounted to $27,436,000, $27,002,000 and $25,937,000 in fiscal 2005, 2004 and 2003, respectively. Such amounts include contingent rentals based upon a percentage of sales of $2,142,000, $1,975,000 and $2,464,000 in fiscal 2005, 2004 and 2003, respectively.

- G - STOCK OPTION PLAN

         In February 2002, the Company adopted the Deb Shops, Inc. Incentive Stock Option Plan as Amended and Restated Effective January 1, 2002 (the "Plan"). The Board of Directors, together with the Company's Stock Option and Compensation Committees, administer the Plan. Under the Plan, options to purchase up to 3,000,000 shares of the Company's common stock, par value $.01 per share, may be granted to employees or non-employee directors on the basis of contributions to the operations of the Company. The price payable for the shares of common stock under each stock option are fixed by the Board or the applicable Committee at the time of grant, but will be no less than 100% of the fair market value of the Company's common stock at the time the stock option is granted. Options are exercisable commencing one year after the date of grant, subject to such vesting requirements as the Board or the applicable Committee may specify. The granted options expire through February 2009. There were 883,500 options reserved for future grant under the Plan as of January 31, 2005.

         A summary of the Company's stock option activity and related information for the fiscal years ended January 31 follows:

                                                           WEIGHTED
                                                           AVERAGE
                                          OPTIONS       EXERCISE PRICE
                                       --------------   --------------
Outstanding, February 1, 2002                  60,000   $         7.00
  Granted                                   1,426,500            23.77
  Exercised                                   (60,000)           (7.00)
  Cancelled                                   (45,000)          (23.75)
                                       --------------   --------------
Outstanding, January 31, 2003               1,381,500            23.77
  Granted                                      45,000            23.75
  Exercised                                        --               --
  Cancelled                                   (46,500)           23.75
                                       --------------   --------------
Outstanding, January 31, 2004               1,380,000   $        23.77
  Granted                                      15,000            23.75
  Exercised                                   (77,111)           23.75
  Cancelled                                  (123,500)           23.75
                                       --------------   --------------
Outstanding, January 31, 2005               1,194,389            23.77
                                       ==============   ==============

         The remaining contractual life of the outstanding options ranges from
2.1 to 4.3 years. Of the 1,194,389 options outstanding at January 31, 2005, 754,889 were exercisable at a weighted average exercise price of $23.77.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The model used the following assumptions:

                                               Fiscal 2005       Fiscal 2004       Fiscal 2003
                                                 grants            grants            grants
                                             ---------------   ---------------   ---------------
Expected life                                  Five years        Five years        Five years
Risk-free interest rate                             4.3%              4.3%              4.3%
Volatility                                         34.7%             34.7%             42.4%
Dividend yield                                      2.2%              2.6%              1.7%
Estimated fair value of options granted
                                                  $6.47             $4.69             $8.84

- H - COMMITMENTS AND CONTINGENCIES

         The Company has an unsecured line of credit in the amount of $20,000,000. As of January 31, 2005, $695,000 was outstanding as letters of credit for the purchase of inventory.

         One of the Company's employees has an employment agreement that provides for, among other things, a base salary plus a bonus of 4% of the improvement in the operating results of the Company's DEB business over a base-year amount. No bonuses were earned in any of the fiscal years ended January 31, 2005, 2004 or 2003. This agreement is applicable through fiscal 2007.

         The Company is subject to legal proceedings, employment issues and claims that arise in the ordinary course of its business. In the opinion of management, after consultation with outside legal counsel, the ultimate disposition of such proceedings is not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

- I - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                   FIRST        SECOND         THIRD        FOURTH
(amounts in thousands, except per share data)     QUARTER       QUARTER       QUARTER       QUARTER
---------------------------------------------   -----------   -----------   -----------   -----------
                                               (as restated) (as restated) (as restated)
FISCAL YEAR ENDED JANUARY 31, 2005:
  Net sales                                     $    73,081   $    72,831   $    75,307   $    82,560(1)
  Cost of sales, including buying and
   occupancy costs                              $    53,660   $    47,152   $    54,844   $    47,182
  Net income                                    $       879   $     4,643   $     1,828   $    10,594(1)
  Basic net income per share                    $      0.06   $      0.34   $      0.13   $      0.77
  Diluted net income per share                  $      0.06   $      0.34   $      0.13   $      0.76
  Cash dividends declared per common share      $      .125   $      .525   $      .125   $      .125

                                               (as restated) (as restated) (as restated) (as restated)
FISCAL YEAR ENDED JANUARY 31, 2004:
  Net sales                                     $    70,162   $    73,019   $    74,810   $    80,656(1)
  Cost of sales, including buying and
   occupancy costs                              $    52,114   $    49,989   $    55,016   $    48,453
  Net income                                    $       239   $     2,664   $     1,141   $     8,557(1)
  Basic net income per share                    $      0.02   $      0.19   $      0.08   $      0.62
  Diluted net income per share                  $      0.02   $      0.19   $      0.08   $      0.62
  Cash dividends declared per common share      $      .100   $      .175   $      .125   $      .125

         Amounts have been restated to reflect the impact of the correction of the Company's accounting for landlord allowances, calculation of straight-line rent expense, recognition of rent holiday periods, and depreciation of leasehold improvements for its retail stores. See Note B.

         Amounts are computed independently for each of the quarters presented and therefore may not sum to totals for each of the years.

         (1) During fiscal 2005, approximately 27% and 59% of the Company's net sales and net income occurred during the fourth quarter, as compared to 27% and 67% of the Company's net sales and net income for fiscal 2004. The fourth quarter includes the Christmas selling season. The decrease in the percentage of the Company's fiscal 2005 fourth quarter net income compared to the fourth quarter of fiscal 2004 was due to the increase in net income for the first three quarters of fiscal 2005 versus the comparable period in fiscal 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No additional disclosure is required regarding the Company's change in independent accountants. The information included in the Company's Current Report on Form 8-K filed on July 22, 2004 is incorporated herein by reference.

ITEM 9A. CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company's chief executive officer and chief financial officer, with the participation of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the "Evaluation Date") and, based on that evaluation, concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information that is required to be disclosed in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING AND ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

         The Sarbanes-Oxley Act of 2002 (the "Act") imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with this annual report, is for management to report on the Company's internal control over financial reporting and for the Company's independent registered public accountants to attest to this report. In late November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45-day extension for the filing of these reports and attestations by eligible companies. The Company has elected to utilize this 45-day extension and, therefore, this Form 10-K does not include these reports. These reports will be included in an amended Form 10-K expected to be filed in May 2005. During the fiscal year ended January 31, 2005, the Company spent considerable time and resources analyzing, documenting and testing its system of internal controls. Currently, the Company is not aware of any material weaknesses in its internal control over financial reporting and related disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There has not been any change in the Company's internal control over financial reporting during its quarter ended January 31, 2005 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company has adopted a Code of Business Conduct & Ethics that applies to the Company's directors, officers and employees, including its principal executive officer, principal financial officer and controller. The Company's Code of Business Conduct & Ethics is available on its website at www.debshops.com. Unless disclosure in a Current Report on Form 8-K is otherwise required under NASDAQ, SEC or other applicable rules and regulations, the Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment or waiver from a provision of the Code of Business Conduct & Ethics that applies to its principal executive officer, principal financial officer, controller or persons performing similar functions and that relates to certain topics by posting such information on its website at www.debshops.com.

         Except as set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, the information required by this item is contained in the 2005 Proxy Statement under the captions "Election of Directors," "Corporate Governance - Audit Committee," "Procedures for Nominating or Recommending for Nomination Candidates for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The required information with respect to executive compensation is contained in the 2005 Proxy Statement under the captions "Election of Directors," "Comparison of Five Year Cumulative Total Shareholder Returns" and "Executive Compensation," which is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The required information with respect to security ownership of certain beneficial owners and management is contained in the 2005 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management," which is incorporated in this Annual Report on Form 10-K by reference.

         The following table provides information as of January 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
                                    warrants and rights                rights              reflected in column (a))
       Plan Category                       (a)                          (b)                           (c)
-----------------------------   --------------------------   --------------------------   ----------------------------
Equity compensation plans
approved by security holders            1,194,389                     $ 23.77                       883,500

Equity compensation plans not
approved by security holders                   --                          --                            --
                                --------------------------   --------------------------   ----------------------------
Total                                   1,194,389                     $ 23.77                       883,500
                                ==========================   ==========================   ============================

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The required information with respect to certain relationships and related transactions is contained in the 2005 Proxy Statement under the caption "Transactions With Management and Certain Business Relationships," which is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The required information with respect to principal accountant fees and services is contained in the Company's 2005 Proxy Statement under the caption "Relationships with Independent Auditors," which is incorporated in this Annual Report on Form 10-K by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                   DOCUMENT                             PAGE(S)
         -----------------------------------------------------------   --------
         Reports of independent registered public accounting firms      15-16

         Consolidated statements of operations for the years ended
         January 31, 2005, 2004 and 2003                                17

         Consolidated balance sheets as of January 31, 2005 and 2004    18

         Consolidated statements of shareholders' equity for the
         years ended January 31, 2005, 2004 and 2003                    19

         Consolidated statements of cash flows for the years ended
         January 31, 2005, 2004 and 2003                                20

         Notes to consolidated financial statements                     21-30

         Selected quarterly financial information (unaudited)
         for the years ended January 31, 2005 and 2004                  31

         All schedules are omitted because they are not applicable, not required, or because the required information is not material, or is included in the consolidated financial statements or notes thereto.

EXHIBITS

         The following exhibits are included with this report or have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Acts administered by the Commission. Each exhibit, previously filed, is identified by the reference following the listing of such exhibit, and each is incorporated herein by such reference.

         Exhibits identified with an asterisk below denote a management contract or executive compensatory plan or arrangement.

     EXHIBIT NO.   DESCRIPTION OF DOCUMENT
     -----------   -------------------------------------------------------------
        3-1        Restated Articles of Incorporation of the Company, as
                   amended through May 29, 1984 (2003 Form 10-K, Exhibit 3-1)

        3-2 By-Laws of the Company, as amended through February 2, 2004 (2004 Form 10-K, Exhibit 3-2)

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

        10-3.1 * Life Insurance Policy for Warren Weiner and Penny Weiner (2003 Form 10-K Exhibit 10-3.1)

     EXHIBIT NO.   DESCRIPTION OF DOCUMENT
     -----------   -------------------------------------------------------------
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

        10-4.1 * Amendment No. I to Deb Shops, Inc. Premium Conversion Plan (1998 Form 10-K, Exhibit 10-19.1)

        10-5.1 * Deb Shops, Inc. Incentive Stock Option Plan, As Amended and Restated Effective January 1, 2002 (2002 Form 10-K, Exhibit 10-5.1)

        10-6 * Employment Agreement dated December 20, 2001 between the Company and Allan Laufgraben (2002 Form 10-K, Exhibit 10-6)

        10-7 Agreement and General Release dated April 23, 2004 between the Company and Barry Vesotsky (Form 10-Q for the quarter ended April 30, 2004, Exhibit 10-1)

        21         Subsidiaries of the Company

        23.1       Consent of Independent Registered Public Accounting Firm

        23.2       Consent of Independent Registered Public Accounting Firm

        31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

        31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

        32.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

        32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City and County of Philadelphia, Commonwealth of Pennsylvania, on April 20, 2005.

                                                   DEB SHOPS, INC.
                                                   (Registrant)

                                                   By: Marvin Rounick
                                                       -------------------------
                                                       Marvin Rounick, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Marvin Rounick                                       April 20, 2005
----------------------------------------
Marvin Rounick, President,
 Chief Executive Officer and Director
 (Principal Executive Officer)

Warren Weiner                                        April 20, 2005
----------------------------------------
Warren Weiner, Executive Vice President,
 Secretary, Treasurer and Director

Jack Rounick                                         April 20, 2005
----------------------------------------
Jack A. Rounick, Assistant Secretary
 and Director

Ivan Inerfeld                                        April 20, 2005
----------------------------------------
Ivan Inerfeld, Director

Barry H. Feinberg                                    April 20, 2005
----------------------------------------
Barry H. Feinberg, Director

Barry H. Frank                                       April 20, 2005
----------------------------------------
Barry H. Frank, Esq., Director

Ned J. Kaplin                                        April 20, 2005
----------------------------------------
Ned J. Kaplin, Director

Barry J. Susson                                      April 20, 2005
----------------------------------------
Barry J. Susson, Chief Financial Officer

Joan M. Nolan                                        April 20, 2005
----------------------------------------
Joan M. Nolan, Controller