Form 10-K/A
period 2005-01-31
DEB SHOPS INC
filed 2005-06-02
CIK 715779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K/A
                                [AMENDMENT NO.1]

(MARK ONE)

|X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended    January 31, 2005

                            OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to  __________________

       Commission File Number __________________ 0-12188 __________________


                                DEB SHOPS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


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


                                 (215) 676-6000
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                    Yes  |X|    No |_|

    As of March 31, 2005, 13,762,011 shares of the registrant's Common Stock, par value $.01 per share, were outstanding. As of July 30, 2004 (the last business day of the registrant's second fiscal quarter), the aggregate market value of the registrant's Common Stock, par value $.01 per share, held by non-affiliates was approximately $110,180,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Registrant's Definitive Proxy Statement to be filed within 120 days after the end of the fiscal year in connection with the Annual Meeting to be held on May 11, 2005 -- incorporated in Part III.

                                Deb Shops, Inc.
                Amendment No. 1 to the Annual Report of Form 10-K
                   For the Fiscal Year ended January 31, 2005
                                EXPLANATORY NOTE

    Deb Shops, Inc. (the "Company") is filing this Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-K for the fiscal year ended January 31, 2005, filed with the Securities and Exchange Commission on April 20, 2005, to include Management's Annual Report on Internal Control over Financial Reporting, as required by Item 308(a) of Regulation S-K and the Attestation Report of the Company's Independent Registered Public Accounting Firm, as required by Item 308(b) of Regulation S-K. The Amendment is being filed at this time pursuant to the 45-day extension for the filing of Management's Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Independent Registered Public Accounting Firm provided by the exemptive order issued by the Securities and Exchange Commission in Release No. 34-50754.

    For the convenience of the reader, this Amendment includes all of the information contained in the original report on Form 10-K. However, no attempt has been made in this Amendment to modify or update the disclosures presented in the original report on Form 10-K, except as required to reflect the Amendment described above. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Information not affected by this Amendment is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on April 20, 2005. Accordingly, the Amendment should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K. The following items have been modified or added as a result of this
Amendment:



   Part II -- Item 8    Financial Statements and Supplementary Data

                        Management's Annual Report on Internal Control Over Financial Reporting

                        Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

   Part II -- Item 9A   Controls and Procedures

   Exhibit 23.1 Consent of Independent Registered Public Accounting Firm -- BDO Seidman, LLP

   Exhibit 23.2 Consent of Independent Registered Public Accounting Firm -- Ernst & Young, LLP

   Exhibit 31.1         Certification by President and Chief Executive Officer

   Exhibit 31.2         Certification by Chief Financial Officer

   Exhibit 32.1         Certification of Periodic Report -- Chief Executive
                        Officer

   Exhibit 32.2         Certification of Periodic Report -- Chief Financial
                        Officer

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

    The following table shows store openings and closings for the last five fiscal years:

                                              YEAR ENDED JANUARY 31,
                                  ----------------------------------------------
                                   2005      2004      2003      2002      2001
                                  ------    ------    ------    ------    ------
Open at beginning of fiscal year     332       327       309       291       285
Opened during fiscal year              8        13        23        23        13
Closed during fiscal year            (17)       (8)       (5)       (5)       (7)
                                  ------    ------    ------    ------    ------

Open at end of fiscal year           323       332       327       309       291
                                  ======    ======    ======    ======    ======

    The Company's 323 stores are located in 41 states, principally in the East and Midwest portions of the United States. The following table lists the number of stores operating within each geographic region of the country.

               NUMBER
   REGION    OF STORES
-----------  ---------

Midwest            144
East               110
West                35
New England         23
South               11
             ---------

 Total             323
             =========

                                       -2-

    DEB stores, which average 5,900 square feet, are located primarily in enclosed regional malls and selected strip shopping centers. DEB stores with Tops `N Bottoms or plus-sized departments average 8,000 square feet and are located primarily in enclosed regional malls. Tops `N Bottoms stores are all located in enclosed regional malls and range in size from 2,400 to 3,400 square feet. New stores are opened in existing malls, existing mall expansions, new malls and occasionally strip shopping centers. Factors considered in opening new stores include the availability of suitable locations and satisfactory lease terms, both of which are considered essential to successful operations. Key considerations in selecting sites for new stores include the geographic location of the center, the demographics of the surrounding area, the principal specialty and "anchor" stores within the center, expected customer traffic within the center, and the location of the Company's store within the center itself.

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

                     NUMBER OF
                       LEASES
   CALENDAR YEARS     EXPIRING
-------------------  ---------
    2005 -- 2006            75
    2007 -- 2008            87
    2009 -- 2010            57
    2011 -- 2012            29
    2013 -- 2014            48
    2015 -- 2016            18
2017 and thereafter          9
                     ---------

       Total               323
                     =========


    The Company leases its warehouse, distribution and office space, aggregating 280,000 square feet, pursuant to a lease that, as amended, expires in 2007. This facility is a modern, one-story industrial building situated on approximately 20 acres in the northeast section of Philadelphia, Pennsylvania. See Item 13. Certain Relationships and Related Transactions.

    With respect to the geographic locations of present stores, see Item 1. Business -- Stores.

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

    The executive officers of the Company, each of whom serves at the discretion of the Board of Directors, are as follows:

NAME              AGE  POSITION WITH COMPANY                                        OFFICER SINCE
-----             ---  ---------------------                                        -------------
Marvin Rounick     64  Director, President and Chief Executive Officer                       1973
Warren Weiner      61  Director, Executive Vice President, Secretary and Treasurer           1973
Allan Laufgraben   66  Senior Vice President, Merchandising                                  1995
Barry J. Susson    42  Chief Financial Officer                                               2003
Stanley A. Uhr     59  Vice President, Real Estate and Corporate Counsel                     1988
Stephen P. Smith   45  Vice President, Information Systems                                   1998
Joan M. Nolan      52  Controller                                                            1998

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

    Stanley A. Uhr has been employed by the Company since 1987. Since March 1988, he has served as Vice President, Real Estate and Corporate Counsel.

    Stephen P. Smith has been employed by the Company since 1985. Since May 1998, he has served as Vice President -- Information Systems.

    Joan M. Nolan has been employed by the Company since November 1998, as Controller.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

    The Company's Common Stock is traded on the NASDAQ National Market under the symbol: DEBS.

    The following table sets forth quarterly high and low sales prices for the two most recent fiscal years:


2005              HIGH     LOW
----             ------  ------
First Quarter   $26.85  $20.20
Second Quarter  $26.00  $22.27
Third Quarter   $25.00  $22.05
Fourth Quarter  $27.52  $23.76



2004              HIGH     LOW
----             ------  ------
First Quarter   $20.01  $16.85
Second Quarter  $20.45  $18.64
Third Quarter   $20.09  $17.78
Fourth Quarter  $22.35  $18.90

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



                        DEB SHOPS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                                        YEAR ENDED JANUARY 31,
                                                   ----------------------------------------------------------------
(in thousands, except per share data)                2005        2004          2003          2002          2001
-------------------------------------              --------  ------------  ------------  ------------  ------------

                                                             (AS RESTATED) (AS RESTATED) (AS RESTATED) (AS RESTATED)
Net sales                                          $303,778      $298,646      $317,722      $307,582      $287,263
Gross margin                                        100,940        93,074       110,790       107,118        96,365
Operating income                                     26,200        18,234        38,653        32,676        32,428
Net income                                           17,944        12,601        25,284        23,223        23,560
Net income per common share -- basic                   1.30          0.92          1.85          1.71          1.76
Net income per common share -- diluted                 1.30          0.92          1.83          1.70          1.74
Weighted average shares outstanding -- basic         13,729        13,685        13,672        13,546        13,379
Weighted average shares outstanding -- diluted       13,753        13,685        13,815        13,629        13,519
Total assets                                        242,880       231,697       221,153       201,272       175,827
Capital lease obligation -- long-term                   ---           ---           ---           ---           301
Shareholders' equity                                188,911       181,547       176,186       156,311       136,479
Book value per share at year end                      13.73         13.27         12.87         11.47         10.13
Cash dividends declared per share of common stock      .900          .525          .425          .325          .200


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


RESTATEMENT OF FINANCIAL STATEMENTS

    As a result of the publicity on the restaurant industry financial statement restatements related to leases, the Company commenced a review of certain of its accounting policies related to leases during January 2005. Subsequently, on February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating-lease-related accounting issues and their application under generally accepted accounting principles in the United States of America ("GAAP"). Based on the Company's internal review, and after consultation with the Audit Committee of the Company's Board of Directors and predecessor independent registered public accounting firm on April 19, 2005, the Company restated its financial statements for years prior to fiscal 2005 to correct its accounting for landlord allowances, calculation of straight-line rent expense, recognition of rent holiday periods, and depreciation of leasehold improvements for its retail stores.

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

    The following table sets forth certain store information:

                                                                    STORE DATA(1)
                                                               YEAR ENDED JANUARY 31,
                                                       -------------------------------------
                                                         2005           2004          2003
                                                       -------        -------        -------
Stores open at end of the year                             323           332           327
Average number in operation during the year                327           331           320
Average net sales per store (in thousands)                $929          $902          $994
Average operating income per store (in thousands)         $ 80          $ 55 (2)      $121 (2)
Comparable store sales3 -- percent change                  1.0%         (9.7)%         0.1%


    The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

                                   YEAR ENDED JANUARY 31,
                            -----------------------------------
                             2005       2004           2003
                            -----  -------------  -------------
                                   (as restated)  (as restated)
Net sales                   100.0%         100.0%         100.0%
Gross margin                 33.2%          31.2%          34.9%
Operating income              8.6%           6.1%          12.2%
Income before income taxes    9.4%           6.5%          12.8%
Income tax provision          3.5%           2.3%           4.8%
                            -----           -----          -----
Net income                    5.9%           4.2%           8.0%
                            =====           =====          =====

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

    Net cash used in investing activities was $18,121,000, $18,182,000 and $18,826,000 for fiscal 2005, 2004 and 2003, respectively. During these fiscal years, these funds were principally used for the purchase of marketable securities and for the opening of new stores and the remodeling of existing stores. During the past three fiscal years, the number of store openings and remodels were as follows:

                  FISCAL 2005  FISCAL 2004  FISCAL 2003
                  -----------  -----------  -----------

New stores                  8           13           23
Remodeled stores           11           17           16


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

                                           Payments Due by Period
                   ----------------------------------------------------------------------
                                    Less than 1     1 -- 3        3 -- 5     More than 5
                        Total          Year          Years         Years         Years
                   --------------  ------------  ------------  ------------  ------------

Operating leases    $ 133,651,000  $ 24,086,000  $ 40,950,000  $ 28,860,000  $ 39,755,000
Other commitments         695,000       695,000            --            --            --
                   --------------  ------------  ------------  ------------  ------------

 Total              $ 134,346,000  $ 24,781,000  $ 40,950,000  $ 28,860,000  $ 39,755,000
                   --------------  ------------  ------------  ------------  ------------


    The above table excludes $1,734,000 in dividends, which were accrued at January 31, 2005 and were paid in February 2005.


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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See the first paragraph under the caption "Liquidity and Capital Resources -- Consolidated" in this Annual Report on Form 10-K for a discussion regarding quantitative and qualitative disclosures about market risk.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL
                            OVER FINANCIAL REPORTING

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company's transactions and dispositions of its assets; (ii) provide reasonable assurance that the Company's transactions are recorded as necessary to permit preparation of its financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and its Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2005. In making this assessment, the Company's management used the criteria set forth in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of January 31, 2005.

     The Company's independent registered public accounting firm, BDO Seidman, LLP, has issued an attestation report on management's assessment of its internal control over financial reporting, which appears immediately following this report.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Deb Shops, Inc. and subsidiaries
Philadelphia, Pennsylvania

     We have audited management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting, that Deb Shops, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in "Internal Control --- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on the COSO criteria.

     We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 31, 2005 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended January 31, 2005, and our report dated April 5, 2005 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP
--------------------------
Philadelphia, Pennsylvania
May 27, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Deb Shops, Inc. and subsidiaries
Philadelphia, Pennsylvania

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



April 5, 2005

/s/ BDO Seidman, LLP
---------------------------
BDO Seidman, LLP
Philadelphia, Pennsylvania
---------------------------

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

                                         ERNST & YOUNG LLP


Philadelphia, Pennsylvania
March 8, 2004,
except for note B as to which the date is April 15, 2005

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               YEAR ENDED JANUARY 31,
                                    -------------------------------------------
                                         2005           2004           2003
                                    -------------  -------------  -------------

                                                   (AS RESTATED,  (AS RESTATED,
                                                    SEE NOTE B)    SEE NOTE B)
Net sales                           $303,778,103   $ 298,645,811  $ 317,721,720
                                    -------------  -------------  -------------

Costs and expenses:
 Cost of sales, including buying
   and occupancy costs                202,837,874    205,571,543    206,931,391
 Selling and administrative            69,356,328     69,100,302     67,205,182
 Depreciation and amortization          5,384,283      5,740,192      4,931,845
                                    -------------  -------------  -------------
                                      277,578,485    280,412,037    279,068,418

Operating income                       26,199,618     18,233,774     38,653,302
Other income, principally interest      2,316,312      1,362,198      1,957,614
                                    -------------  -------------  -------------

Income before income taxes             28,515,930     19,595,972     40,610,916
Income tax provision                   10,572,000      6,995,000     15,327,000
                                    -------------  -------------  -------------

Net income                           $ 17,943,930   $ 12,600,972   $ 25,283,916
                                    =============  =============  =============

Net income per common share
           Basic                     $       1.30   $       0.92   $       1.85
                                    =============  =============  =============

           Diluted                   $       1.30   $       0.92   $       1.83
                                    =============  =============  =============

Weighted average number of
  common shares outstanding
           Basic                       13,729,100     13,684,900     13,672,073
                                    =============  =============  =============

           Diluted                     13,753,461     13,684,900     13,815,059
                                    =============  =============  =============


See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     JANUARY 31,
                                                             ----------------------------
                                                                 2005           2004
                                                             -------------  -------------

                                                                            (AS RESTATED,
                                                                             SEE NOTE B)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                    $ 30,298,970   $ 34,064,418
 Marketable securities                                         146,100,000    132,200,000
 Merchandise inventories                                        30,560,176     28,264,675
 Prepaid expenses and other                                      2,616,185      2,718,323
 Deferred income taxes                                             910,889      1,055,940
                                                             -------------  -------------
   Total current assets                                        210,486,220    198,303,356

PROPERTY, PLANT AND EQUIPMENT -- AT COST
 Land                                                              150,000        150,000
 Buildings                                                       2,365,697      2,365,697
 Leasehold improvements                                         53,168,985     52,088,624
 Furniture and equipment                                        16,568,516     16,680,575
                                                             -------------  -------------
                                                                72,253,198     71,284,896

 Less accumulated depreciation and amortization                 48,993,382     46,791,260
                                                             -------------  -------------

   Net property, plant and equipment                            23,259,816     24,493,636
                                                             -------------  -------------

OTHER ASSETS
 Deferred income taxes                                           7,421,935      6,937,420
 Other                                                           1,712,223      1,962,223
                                                             -------------  -------------

   Total other assets                                            9,134,158      8,899,643
                                                             -------------  -------------

       Total assets                                           $242,880,194   $231,696,635
                                                             =============  =============


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Trade accounts payable                                       $ 26,921,683   $ 26,523,559
 Accrued expenses and other                                     11,314,244     10,141,456
 Income taxes payable                                            4,618,905      2,564,688
                                                             -------------  -------------
   Total current liabilities                                    42,854,832     39,229,703

 Deferred lease credits                                         11,114,224     10,920,087

SHAREHOLDERS' EQUITY
 Series A preferred stock, par value $1.00 per share:
   Authorized -- 5,000,000 shares Issued and
     outstanding -- 460 shares, liquidation value $460,000             460            460
 Common stock, par value $.01 per share:
   Authorized -- 50,000,000 shares
   Issued -- 15,688,290 shares                                     156,883        156,883
 Additional paid-in capital                                      7,232,646      5,864,790
 Retained earnings                                             193,467,638    187,949,432
                                                             -------------  -------------
                                                               200,857,627    193,971,565
 Less common treasury shares, at cost:
   January 31, 2005: 1,926,279; January 31, 2004: 2,003,390     11,946,489     12,424,720
                                                             -------------  -------------

                                                               188,911,138    181,546,845
                                                             -------------  -------------

     Total liabilities and shareholders' equity               $242,880,194   $231,696,635
                                                             =============  =============


See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                            PREFERRED   COMMON   ADDITIONAL PAID-IN    RETAINED      TREASURY
                                              STOCK      STOCK         CAPITAL         EARNINGS        STOCK
                                            ---------  --------  ------------------  ------------  ------------
Balances -- February 1, 2002
  (as previously reported)                  $     460  $156,883  $        5,864,790  $164,732,974  $(12,796,830)
Adjustment for restated beginning balance
  (see Note B)                                                                         (1,647,325)
                                            ---------  --------  ------------------  ------------  ------------

Balances -- February 1, 2002
  (as restated - See Note B)                      460   156,883           5,864,790   163,085,649   (12,796,830)
Net income -- (as restated --
  See Note B)                                                                          25,283,916
Dividends on preferred stock
  ($120 per share)                                                                        (55,200)
Dividends on common stock
  ($.425 per share)                                                                    (5,816,085)
Stock options exercised                                                                    47,890       372,110
Tax benefit from exercise of stock options                                                 42,064
                                            ---------  --------  ------------------  ------------  ------------

Balances -- January 31, 2003
  (as restated -- See Note B)                     460   156,883           5,864,790   182,588,234   (12,424,720)
Net income -- (as restated --
  See Note B)                                                                          12,600,972
Dividends on preferred stock
  ($120 per share)                                                                        (55,200)
Dividends on common stock
  ($.525 per share)                                                                    (7,184,574)
                                            ---------  --------  ------------------  ------------  ------------

Balances -- January 31, 2004
  (as restated -- See Note B)                     460   156,883           5,864,790   187,949,432   (12,424,720)
Net income                                                                             17,943,930
Dividends on preferred stock
  ($120 per share)                                                                        (55,200)
Dividends on common stock
  ($.90 per share)                                                                    (12,370,524)
Stock options exercised                                                   1,353,156                     478,231
Tax benefit from exercise of stock options                                   14,700
                                            ---------  --------  ------------------  ------------  ------------

Balances -- January 31, 2005                $     460  $156,883  $        7,232,646  $193,467,638  $(11,946,489)
                                            =========  ========  ==================  ============  ============


See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED JANUARY 31,
                                                         -----------------------------------------
                                                             2005          2004           2003
                                                         -----------  -------------  -------------
                                                                      (AS RESTATED,  (AS RESTATED,
                                                                       SEE NOTE B)    SEE NOTE B)
Cash flows from operating activities:
  Net income                                             $17,943,930  $  12,600,972  $  25,283,916
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                          5,384,283      5,740,192      4,931,845
    Deferred income tax benefit                             (235,000)      (740,000)    (1,105,000)
    Loss on retirement of property,
       plant and equipment                                    70,401        278,910         37,962
    Changes in operating assets and liabilities:
      (Increase) decrease in merchandise inventories      (2,295,501)     1,646,615      1,130,423
      Decrease (increase) in prepaid expenses and other      351,618       (470,872)       286,276
      Increase (decrease) in trade accounts payable          398,124      4,906,893     (2,621,060)
      Increase in accrued expenses and other               1,163,149        465,528        548,287
      Increase (decrease) in income taxes payable          1,964,973       (903,419)      (270,708)
      Increase in deferred lease credits                     194,137      1,251,819      2,596,413
                                                         -----------  -------------  -------------

    Net cash provided by operating activities             24,940,114     24,776,638     30,818,356
                                                         -----------  -------------  -------------

Cash flows from investing activities:
  Purchases of property, plant and equipment              (4,220,861)    (4,231,924)    (8,046,884)
  Purchases of investment securities                     (79,600,000)   (70,350,000)  (143,650,000)
  Sales of investment securities                          65,700,000     56,400,000    132,870,460
                                                         -----------  -------------  -------------

   Net cash used in investing activities                 (18,120,861)   (18,181,924)   (18,826,424)
                                                         -----------  -------------  -------------

Cash flows from financing activities:
  Preferred stock cash dividends paid                        (55,200)       (55,200)       (55,200)
  Common stock cash dividends paid                       (12,360,887)    (6,842,451)    (5,469,463)
  Proceeds from exercise of stock options                  1,831,386            ---        420,000
  Principal payments under capital lease obligation              ---            ---       (301,117)
                                                         -----------  -------------  -------------

   Net cash used in financing activities                 (10,584,701)    (6,897,651)    (5,405,780)
                                                         -----------  -------------  -------------

(Decrease) increase in cash and cash equivalents          (3,765,448)      (302,937)     6,586,152
Cash and cash equivalents at beginning of year            34,064,418     34,367,355     27,781,203
                                                         -----------  -------------  -------------

Cash and cash equivalents at end of year                 $30,298,970  $  34,064,418  $  34,367,355
                                                         ===========  =============  =============

Supplemental disclosures of cash flow information: Cash paid during the year for:
                                                         -----------  -------------  -------------

   Income taxes, net                                     $ 8,991,179  $   8,542,787  $  15,072,466
                                                         ===========  =============  =============


See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-- A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

STOCK-BASED COMPENSATION PLANS: In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation---Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods for a voluntary transition to the fair-value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of the standard was effective for fiscal years and interim periods beginning after December 15, 2002. Rather than adopt the fair-value method of accounting for stock-based compensation, the Company chose to continue accounting for such items using the intrinsic value method. As required, the Company did adopt the disclosure provisions of this standard.

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

                                                            YEAR ENDED JANUARY 31,
                                                  -----------------------------------------
                                                      2005          2004          2003
                                                               (AS RESTATED)  (AS RESTATED)
                                                  -----------  -------------  -------------
Net income as reported                            $17,943,930  $  12,600,972  $  25,283,916
Stock-based employee compensation cost               (662,316)    (2,061,296)    (4,038,246)
                                                  -----------  -------------  -------------

Pro forma net income                              $17,281,614  $  10,539,676  $  21,245,670
                                                  ===========  =============  =============

Basic net income per common share, as reported    $      1.30  $        0.92  $        1.85
Pro forma basic net income per common share       $      1.25  $        0.77  $        1.55


Diluted net income per common share, as reported  $      1.30  $        0.92  $        1.83
Pro forma diluted net income per common share     $      1.25  $        0.77  $        1.53

RECENT ACCOUNTING PRONOUNCEMENTS: On December 16, 2004, the FASB issued FASB Statement No. 123(R), "Share-Based Payment" ("FAS 123(R)"). FAS 123(R) revised FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. FAS 123(R) must be adopted no later than for fiscal years beginning after June 15, 2005, which for the Company, will be the fiscal year beginning February 1,2006.

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


-- B -- RESTATEMENT OF FINANCIAL STATEMENTS

    As a result of the publicity on the restaurant industry financial statement restatements related to leases, the Company commenced a review of certain of its accounting policies related to leases during January 2005. Subsequently, on February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating-lease-related accounting issues and their application under generally accepted accounting principles in the United States of America ("GAAP"). Based on the Company's internal review, and after consultation with the Audit Committee of the Company's Board of Directors and predecessor independent registered public accounting firm on April 19, 2005, the Company restated its financial statements for years prior to Fiscal 2005 to correct its accounting for landlord allowances, calculation of straight-line rent expense, recognition of rent holiday periods, and depreciation of leasehold improvements for its retail stores.
                                      -25-

    Certain of the Company's store leases contain provisions that enable the Company or the landlord to terminate the lease if sales during a defined measurement period fall below agreed-upon levels. The Company has historically recorded rent expense on a straight-line basis, beginning with the lease commencement date, which generally coincides with the store opening date, through the early termination date The period during which a store was prepared for opening historically was excluded from the straight-line rent schedule. Financial Accounting Standards Board ("FASB") Technical Bulletin 85-3 ("FTB 85-3"), "Accounting for Operating Leases with Scheduled Rent Increases," states, however, that rent holidays should be recognized on a straight-line basis over the lease term, which according to FASB Technical Bulletin 88-1, "Issues Relating to Accounting for Leases ("FTB 88-1"), commences on the date the Company is given the right to control the use of the leased property. Consistent with this guidance, the Company has changed the period used for determining the deferred rent calculation to commence on the date the Company began controlling the use of the property (i.e. began preparing a store for opening) through the initial non-cancelable life of the lease.

    Depreciation of leasehold improvements has historically been calculated based upon the term of the lease. The Company has changed its accounting for leasehold improvements to depreciate leasehold improvements over the lesser of the term of the lease or 10 years. In addition, the Company has historically accounted for tenant improvement allowances as a reduction of the cost of leasehold improvements, resulting in lower depreciation expense, and reflected the cash received within investing activities in the consolidated statement of cash flows as a reduction of purchases of property, plant, and equipment. This treatment was consistent whether the improvement allowance was provided in cash or in the form of a rent abatement. FTB 88-1 requires that lease incentives such as tenant allowances be recorded as a deferred liability, amortized over the term of the lease and reflected as a reduction to rent expense. Previously, amortization commenced on the date the store was opened and was reflected as a reduction to depreciation and amortization. Consistent with the recording of rent expense described above, the Company now amortizes tenant allowances commencing on the date the Company has the right to control the use of the leased property. Tenant allowances in the form of rent abatements were historically charged to rent expense on a straight-line basis over the number of months the rent was abated. Tenant allowances are now included as a component of operating activities in the consolidated statement of cash flows

    The primary effects of the correction discussed above resulted in the Company reclassifying its tenant improvement allowances from "Net property, plant and equipment" to "Deferred lease credits," recording additional deferred rent in "Deferred lease credits," and adjusting "Retained earnings" in the consolidated balance sheets, as well as to correct "Cost of sales, including buying and occupancy costs" and "Depreciation and amortization" in the consolidated statements of operations for each of the two years in the period ended January 31, 2004. The cumulative effect of these adjustments reduced retained earnings as of February 1, 2002 by $1,647,325, net of tax.

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

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     --------------------------------------------------
                                     AS PREVIOUSLY REPORTED  ADJUSTMENTS   AS RESTATED
                                     -------------------------------------------------

YEAR ENDED JANUARY 31, 2004:
 Cost of sales, including
   buying and occupancy costs                  $206,693,546  $(1,122,003) $205,571,543
 Depreciation and amortization                 $  4,321,598  $ 1,418,594  $  5,740,192
 Operating income                              $ 18,530,365  $  (296,591) $ 18,233,774
 Other income, principally interest            $  1,365,255  $    (3,057) $  1,362,198
 Income before income taxes                    $ 19,895,620  $  (299,648) $ 19,595,972
 Income tax provision                          $  7,129,000  $  (134,000) $  6,995,000
 Net income                                    $ 12,766,620  $  (165,648) $ 12,600,972
 Basic net income per share                    $       0.93  $     (0.01) $       0.92
 Diluted net income per share                  $       0.93  $     (0.01) $       0.92

YEAR ENDED JANUARY 31, 2003:
 Cost of sales, including
   buying and occupancy costs                  $207,550,269  $  (618,878) $206,931,391
 Depreciation and amortization                 $  3,869,277  $ 1,062,568  $  4,931,845
 Operating income                              $ 39,096,992  $  (443,690) $ 38,653,302
 Other income, principally interest            $  1,863,502  $    94,112  $  1,957,614
 Income before income taxes                    $ 40,960,494  $  (349,578) $ 40,610,916
 Income tax provision                          $ 15,472,000  $  (145,000) $ 15,327,000
 Net income                                    $ 25,488,494  $  (204,578) $ 25,283,916
 Basic net income per share                    $       1.86  $     (0.01) $       1.85
 Diluted net income per share                  $       1.84  $     (0.01) $       1.83


                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        ---------------------------------------------------
                                        AS PREVIOUSLY REPORTED   ADJUSTMENTS    AS RESTATED
                                        ---------------------------------------------------

YEAR ENDED JANUARY 31, 2004:
 Net cash provided by operating
   activities                                     $ 22,398,111  $   2,378,527  $ 24,776,638
 Purchases of property, plant and
   equipment                                      $ (1,853,397) $  (2,378,527) $ (4,231,924)
 Purchases of marketable securities               $         --  $ (70,350,000) $(70,350,000)
 Sales of marketable securities                   $         --  $  56,400,000  $ 56,400,000
 Net cash used in investing activities            $ (1,853,397) $ (16,328,527) $(18,181,924)
 Increase (decrease) in cash and cash
   equivalents                                    $ 13,647,063  $ (13,950,000) $   (302,937)
 Cash and cash equivalents at
   beginning of year                              $152,617,355  $(118,250,000) $ 34,367,355
 Cash and cash equivalents at
   end of year                                    $166,264,418  $(132,200,000) $ 34,064,418

                                      -27-

                      CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                        ----------------------------------------------------
                                        AS PREVIOUSLY REPORTED   ADJUSTMENTS    AS RESTATED
                                        ----------------------------------------------------

YEAR ENDED JANUARY 31, 2003:
 Net cash provided by operating
   activities                                     $ 27,612,419  $   3,205,937  $  30,818,356
 Purchases of property, plant and
   equipment                                      $ (4,840,947) $  (3,205,937) $  (8,046,884)
 Purchases of marketable securities               $        ---  $(143,650,000) $(143,650,000)
 Sales of marketable securities                   $        ---  $ 132,870,460  $ 132,870,460
 Net cash used in investing activities            $ (4,840,947) $ (13,985,477) $ (18,826,424)
 Increase in cash and cash equivalents            $ 17,365,692  $ (10,779,540) $   6,586,152
 Cash and cash equivalents at
   beginning of year                              $135,251,663  $(107,470,460) $  27,781,203
 Cash and cash equivalents at
   end of year                                    $152,617,355  $(118,250,000) $  34,367,355


                                CONSOLIDATED BALANCE SHEET
                                      ---------------------------------------------------
                                      AS PREVIOUSLY REPORTED   ADJUSTMENTS    AS RESTATED
                                      ---------------------------------------------------

JANUARY 31, 2004:
 Cash and cash equivalents                      $166,264,418  $(132,200,000) $ 34,064,418
 Marketable securities                          $        ---  $ 132,200,000  $132,200,000
 Prepaid expenses and other                     $  3,150,882  $    (432,559) $  2,718,323
 Net property, plant and equipment              $ 17,112,877  $   7,380,759  $ 24,493,636
 Deferred income taxes -- current               $  1,260,191  $    (204,251) $  1,055,940
 Deferred income taxes -- long-term             $  4,732,846  $   2,204,574  $  6,937,420
 Total assets                                   $222,748,112  $   8,948,523  $231,696,635
 Accrued expenses and other                     $ 10,649,923  $    (508,467) $ 10,141,456
 Income taxes payable                           $  2,010,234  $     554,454  $  2,564,688
 Total current liabilities                      $ 39,183,716  $      45,987  $ 39,229,703
 Deferred lease credits                         $        ---  $  10,920,087  $ 10,920,087
 Retained earnings                              $189,966,983  $  (2,017,551) $187,949,432
 Total liabilities and shareholders'
   equity                                       $222,748,112  $   8,948,523  $231,696,635


           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    -------------------------------------------------
                    AS PREVIOUSLY REPORTED  ADJUSTMENTS   AS RESTATED
                    -------------------------------------------------

FEBRUARY 1, 2002:
 Retained earnings            $164,732,974  $(1,647,325) $163,085,649

                                      -28-

-- C -- MARKETABLE SECURITIES

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


-- D -- EARNINGS PER SHARE

    The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations:

                                  -----------------------------------------
                                            YEAR ENDED JANUARY 31,
                                  -----------------------------------------
                                      2005          2004           2003
                                  -----------------------------------------
                                               (AS RESTATED)  (AS RESTATED)

Net income                        $17,943,930  $  12,600,972  $  25,283,916
Dividends on preferred stock          (55,200)       (55,200)       (55,200)
                                  -----------------------------------------
Income available to
  common shareholders             $17,888,730  $  12,545,772  $  25,228,716
                                  =========================================
Basic weighted average
  number of common
  shares outstanding               13,729,100     13,684,900     13,672,073
Effect of dilutive stock options       24,361            ---        142,986
                                  -----------------------------------------
Diluted weighted average
  number of common
  shares outstanding               13,753,461     13,684,900     13,815,059
                                  =========================================

-- E -- INCOME TAXES

    Income tax provision consists of the following components:

                     YEAR ENDED JANUARY 31,
           -----------------------------------------
               2005          2004           2003
           -----------------------------------------
                        (AS RESTATED)  (AS RESTATED)
CURRENT:
 Federal   $ 8,749,000  $   6,585,000  $  13,978,000
 State       2,058,000      1,150,000      2,454,000
           -----------------------------------------
            10,807,000      7,735,000     16,432,000
DEFERRED:
 Federal       (77,000)      (420,000)      (861,000)
 State        (158,000)      (320,000)      (244,000)
           -----------------------------------------
              (235,000)      (740,000)    (1,105,000)
           -----------------------------------------
           $10,572,000  $   6,995,000  $  15,327,000
           =========================================


    A reconciliation of the Company's effective income tax rate with the statutory federal rate follows:

                                                     YEAR ENDED JANUARY 31,
                                           -----------------------------------------
                                               2005          2004           2003
                                           -----------------------------------------
                                                        (AS RESTATED)  (AS RESTATED)

Tax provision at statutory rate            $ 9,981,000  $   6,859,000  $  14,214,000
State income taxes, net of federal income
  tax benefit                                1,094,000        413,000      1,437,000
Permanent items, primarily tax exempt
  interest income                             (607,000)      (430,000)      (462,000)
Other                                          104,000        153,000        138,000
                                           -----------------------------------------
                                           $10,572,000  $   6,995,000  $  15,327,000
                                           =========================================


    Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. The components of deferred tax assets and liabilities are as follows:

                                         JANUARY 31,
                                  -------------------------
                                     2005         2004
                                  -------------------------
                                              (AS RESTATED)

Deferred tax assets
   Depreciation and amortization  $7,322,000  $   6,452,000
   Uniform cost capitalization       669,000        628,000
   Deferred lease credits            101,000        484,000
   Accrued expenses and other        529,000        725,000
                                  -------------------------
                                   8,621,000      8,289,000
Deferred tax liabilities
   Prepaid expenses                 (288,000)      (296,000)
                                  -------------------------
                                  $8,333,000  $   7,993,000
                                  =========================

-- F -- LEASES

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

    Future minimum rental commitments for all non-cancelable leases at January 31, 2005 are as follows:

YEAR ENDING JANUARY 31,           Operating Leases
--------------------------------------------------

2006                              $     24,086,000
2007                                    22,695,000
2008                                    18,255,000
2009                                    15,698,000
2010                                    13,162,000
Thereafter                              39,755,000
                                  ----------------
Total minimum rental commitments  $    133,651,000
                                  ================


    Total rental expense under operating leases amounted to $27,436,000, $27,002,000 and $25,937,000 in fiscal 2005, 2004 and 2003, respectively. Such amounts include contingent rentals based upon a percentage of sales of $2,142,000, $1,975,000 and $2,464,000 in fiscal 2005, 2004 and 2003, respectively.


-- G -- STOCK OPTION PLAN

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

    A summary of the Company's stock option activity and related information for the fiscal years ended January 31 follows:

                                             WEIGHTED
                                             AVERAGE
                                OPTIONS   EXERCISE PRICE
                               ---------  --------------


Outstanding, February 1, 2002     60,000  $         7.00
 Granted                       1,426,500           23.77
 Exercised                       (60,000)           7.00
 Cancelled                       (45,000)          23.75
                               -------------------------
Outstanding, January 31, 2003  1,381,500           23.77
 Granted                          45,000           23.75
 Exercised                           ---             ---
 Cancelled                       (46,500)          23.75
                               -------------------------
Outstanding, January 31, 2004  1,380,000  $        23.77
 Granted                          15,000           23.75
 Exercised                       (77,111)          23.75
 Cancelled                      (123,500)          23.75
                               -------------------------
Outstanding, January 31, 2005  1,194,389           23.77
                               =========================

    The remaining contractual life of the outstanding options ranges from 2.1 to
4.3 years. Of the 1,194,389 options outstanding at January 31, 2005, 754,889 were exercisable at a weighted average exercise price of $23.77.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The model used the following assumptions:

                                         Fiscal 2005  Fiscal 2004  Fiscal 2003
                                            Grants      Grants       Grants
                                         -----------  -----------  -----------
Expected life                             Five years   Five years   Five years
Risk-free interest rate                         4.3%         4.3%         4.3%
Volatility                                     34.7%        34.7%        42.4%
Dividend yield                                  2.2%         2.6%         1.7%
Estimated fair value of options granted
                                               $6.47        $4.69        $8.84

-- H -- COMMITMENTS AND CONTINGENCIES

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

-- I -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(amounts in thousands, except per share          FIRST         SECOND          THIRD         FOURTH
  data)                                         QUARTER        QUARTER        QUARTER        QUARTER
                                            ----------------------------------------------------------
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

FISCAL YEAR ENDED JANUARY 31, 2004:
                                            (AS RESTATED)  (AS RESTATED)  (AS RESTATED)  (AS RESTATED)
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


MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING AND ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

    Management's Annual Report on Internal Control Over Financial Reporting as of January 31, 2005 appears on page 15 of this Report on Form 10-K/A, and is incorporated herein by reference. The Report of the Company's Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting appears on page 16 of this Report on Form 10-K/A, and is incorporated herein by reference.


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

    There has not been any change in the Company's internal control over financial reporting during its quarter ended January 31, 2005, except for additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting the Company's lease accounting, that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.


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

    Except as set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, the information required by this item is contained in the 2005 Proxy Statement under the captions "Election of Directors," "Corporate Governance -- Audit Committee," "Procedures for Nominating or Recommending for Nomination Candidates for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is hereby incorporated herein by reference.


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



                      EQUITY COMPENSATION PLAN INFORMATION

                                                                      Number of securities
                                                                    remaining available for
                                                                     future issuance under
                     Number of securities to    Weighted-average      equity compensation
                     be issued upon exercise    exercise price of       plans(excluding
                     of outstanding options,  outstanding options,  securities reflected in
                       warrants and rights     warrants and rights        column (a))
Plan Category                  (a)                     (b)                    (c)
-------------------  -----------------------  --------------------  -----------------------

Equity compensation
plans approved by
security holders            1,194,389                $23.77                 883,500

Equity compensation
plans not approved
by security holders             --                     --                      --
                     -----------------------  --------------------  -----------------------

Total                       1,194,389                $23.77                 883,500
                     =======================  ====================  =======================

                                      -35-

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



                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                         DOCUMENT                          PAGE(S)
---------------------------------------------------------  -------

Reports of independent registered public accounting firms    16-18

Consolidated statements of operations for
the years ended January 31, 2005, 2004 and 2003                 19

Consolidated balance sheets as of January 31,
2005 and 2004                                                   20

Consolidated statements of shareholders'
equity for the years ended January 31, 2005,
2004 and 2003                                                   21

Consolidated statements of cash flows for the
years ended January 31, 2005, 2004 and 2003                     22

Notes to consolidated financial statements                   23-32

Selected quarterly financial information (unaudited)
for the years ended January 31, 2005 and 2004                   33

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

    Exhibits identified with an asterisk below denote a management contract or executive compensatory plan or arrangement.

EXHIBIT NO.  DESCRIPTION OF DOCUMENT
-----------  ------------------------------------------------------------------------------------------

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

10-2.4 * Agreement of Settlement and General Release dated May 5, 1998 between Jack A. Rounick and Stuart Savett, Trustees under the
             Rounick Family Irrevocable Insurance Trust dated October 27, 1986 and the Manufacturers Life Insurance Company (Form 10 -Q for the quarter ended October 31, 1999, Exhibit 10-14.4)

10-2.5       *Amended and Restated Split Dollar Insurance Agreement dated July
             31, 1998 between the Company and Jack A. Rounick and Stuart Savett,
             Trustees under the Rounick Family Irrevocable Insurance Trust dated
             October 27, 1986 (Form 10-Q for the quarter ended
              October 31, 1999, Exhibit 10-14.5)

10-2.6 * Amended and Restated Collateral Assignment dated July 31, 1998 from Jack A. Rounick and Stuart Savett, Trustees under the Rounick
             Family Irrevocable Insurance Trust dated October 27, 1986 (Form
             10-Q for the quarter ended October 31, 1999, Exhibit
              10-14.6)

10-3.1       * Life Insurance Policy for Warren Weiner and Penny Weiner (2003 Form 10-K Exhibit 10-3.1)


EXHIBIT NO.  DESCRIPTION OF DOCUMENT
-----------  -----------------------------------------------------------------------------------------

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

31.1         Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities
             Exchange Act of 1934

31.2         Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities
             Exchange Act of 1934

32.1         Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2         Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350


                                   SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City and County of Philadelphia, Commonwealth of Pennsylvania, on June 2, 2005.

     DEB SHOPS, INC.
     (Registrant)

     By: Marvin Rounick
         ----------------------------------
         Marvin Rounick, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.



Marvin Rounick                                      June 2, 2005
--------------------------------------------
Marvin Rounick, President,
 Chief Executive Officer and Director
 (Principal Executive Officer)

Warren Weiner                                       June 2, 2005
--------------------------------------------
Warren Weiner, Executive Vice President,
 Secretary, Treasurer and Director

Jack Rounick                                        June 2, 2005
--------------------------------------------
Jack A. Rounick, Assistant Secretary
 and Director

Ivan Inerfeld                                       June 2, 2005
--------------------------------------------
Ivan Inerfeld, Director

Barry H. Feinberg                                   June 2, 2005
--------------------------------------------
Barry H. Feinberg, Director

Barry H. Frank                                      June 2, 2005
--------------------------------------------
Barry H. Frank, Esq., Director

Ned J. Kaplin                                       June 2, 2005
--------------------------------------------
Ned J. Kaplin, Director

Barry J. Susson                                     June 2, 2005
--------------------------------------------
Barry J. Susson, Chief Financial Officer

Joan M. Nolan                                       June 2, 2005
--------------------------------------------
Joan M. Nolan, Controller