Form 10-Q
period 2005-04-30
DEB SHOPS INC
filed 2005-06-09
CIK 715779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2005
                                --------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to _______________________

Commission File Number 0-12188
                       --------

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

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---        ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes  X     No
                                    ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.01                                 13,987,767
--------------------------------------------------------------------------------
         (Class)                                   (Outstanding at June 3, 2005)

                        DEB SHOPS, INC. AND SUBSIDIARIES





                                   I N D E X
                                   ---------





                                                                                  PAGE
                                                                                  ----
PART I.           Financial Information:

         Item 1.  Financial statements


                  Consolidated Balance Sheets
                  April 30, 2005 (Unaudited) and January 31, 2005                   1

                  Consolidated Statements of Operations (Unaudited)
                  Three Months Ended April 30, 2005 and 2004                        2

                  Consolidated Statements of Cash Flows (Unaudited)
                  Three Months Ended April 30, 2005 and 2004                        3

                  Notes to Consolidated Financial Statements
                  April 30, 2005 (Unaudited)                                        4-6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations - April 30, 2005                        7-11

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                       11

         Item 4.  Controls and Procedures                                           11


PART II.          Other Information                                                 12

         Item 6.  Exhibits                                                          12

         Exhibit Index                                                              13

                                                   DEB SHOPS, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS

                                                                                      APRIL 30,
                                                                                        2005                 JANUARY 31,
                                                                                     (UNAUDITED)                 2005
------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                         $ 32,868,176            $ 30,298,970
  Marketable securities                                                              147,100,000             146,100,000
  Merchandise inventories                                                             25,476,107              30,560,176
  Prepaid expenses and other                                                           2,834,173               2,616,185
  Deferred income taxes                                                                  910,889                 910,889
                                                                                    ------------------------------------
      Total current assets                                                           209,189,345             210,486,220

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land                                                                                   150,000                 150,000
  Buildings                                                                            2,365,697               2,365,697
  Leasehold improvements                                                              53,345,227              53,168,985
  Furniture and equipment                                                             16,560,463              16,568,516
                                                                                    ------------------------------------
                                                                                      72,421,387              72,253,198

  Less accumulated depreciation and amortization                                      49,720,747              48,993,382
                                                                                    ------------------------------------
       Net property, plant and equipment                                              22,700,640              23,259,816

OTHER ASSETS
  Deferred income taxes                                                                7,421,935               7,421,935
  Other                                                                                1,712,223               1,712,223
                                                                                    ------------------------------------
     Total other assets                                                                9,134,158               9,134,158
                                                                                    ------------------------------------
                 Total assets                                                       $241,024,143            $242,880,194
                                                                                    ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                                            $ 25,442,708            $ 26,921,683
  Accrued expenses and other                                                          11,022,022              11,314,244
  Income taxes payable                                                                 1,535,282               4,618,905
                                                                                    ------------------------------------
      Total current liabilities                                                       38,000,012              42,854,832

Deferred lease credits                                                                10,783,087              11,114,224

SHAREHOLDERS' EQUITY
  Series A Preferred Stock, par value $1.00 per share:
       Authorized - 5,000,000 shares
       Issued and outstanding - 460 shares,
           liquidation value $460,000                                                        460                     460
  Common Stock, par value $.01 per share:
       Authorized - 50,000,000 shares
       Issued  - 15,688,290 shares                                                       156,883                 156,883
  Additional paid in capital                                                           8,966,585               7,232,646
  Retained earnings                                                                  194,482,182             193,467,638
                                                                                    ------------------------------------
                                                                                     203,606,110             200,857,627
  Less common treasury shares, at cost:
    April 30, 2005 - 1,823,529; January 31, 2005 - 1,926,279                          11,365,066              11,946,489
                                                                                    ------------------------------------
                                                                                     192,241,044             188,911,138
                                                                                    ------------------------------------
                 Total liabilities and shareholders' equity                         $241,024,143            $242,880,194
                                                                                    ====================================

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED APRIL 30,
                                                      ----------------------------------
                                                        2005                    2004
---------------------------------------------------------------------------------------
                                                                      (AS RESTATED, SEE
                                                                             NOTE B)
Net sales                                            $77,484,747            $73,080,583
                                                     ----------------------------------

Costs and expenses:
  Cost of sales, including buying
    and occupancy costs                               55,682,817             53,659,820
  Selling and administrative                          17,095,260             17,133,968
  Depreciation and amortization                        1,366,807              1,316,231
                                                     ----------------------------------
                                                      74,144,884             72,110,019

Operating income                                       3,339,863                970,564
Other income, principally interest                     1,048,455                405,353
                                                     ----------------------------------
Income before income taxes                             4,388,318              1,375,917
Income tax provision                                   1,628,000                497,250
                                                     ----------------------------------
Net income                                           $ 2,760,318            $   878,667
                                                     ==================================

Net income per common share
                                  Basic              $      0.20            $      0.06
                                                     ==================================
                                  Diluted            $      0.20            $      0.06
                                                     ==================================

Cash dividend declared
  per common share                                   $     0.125            $     0.125
                                                     ==================================

Weighted average number of
  common shares outstanding
                                  Basic               13,781,578             13,687,389
                                                     ==================================
                                  Diluted             13,948,925             13,698,505
                                                     ==================================

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED APRIL 30,
                                                                          -------------------------------------
                                                                               2005                   2004
 ---------------------------------------------------------------------------------------------------------------
                                                                                               (AS RESTATED, SEE
                                                                                                     NOTE B)

Cash flows from operating activities:                                     $  2,760,318             $    878,667
  Net income
  Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
      Depreciation and amortization                                          1,366,807                1,316,231
      Loss on retirement of property, plant and equipment                       34,704                   10,794
      Changes in operating assets and liabilities:
         Decrease in merchandise inventories                                 5,084,069                3,883,393
         Increase in prepaid expenses and other                               (217,988)                (658,756)
         Decrease in trade accounts payable                                 (1,478,975)              (5,362,082)
         Decrease in accrued expenses and other                               (303,940)                (235,159)
         Decrease in income taxes payable                                   (2,994,823)              (1,620,094)
         Decrease in deferred lease credits                                   (331,137)                 (50,042)
                                                                          -------------------------------------
           Net cash provided by (used in) operating activities               3,919,035               (1,837,048)
                                                                          -------------------------------------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                  (842,340)              (1,079,215)
  Purchases of investment securities                                        (1,000,000)              (8,550,000)
  Sales of investment securities                                                    --                7,450,000
                                                                          -------------------------------------
         Net cash used in investing activities                              (1,842,340)              (2,179,215)
                                                                          -------------------------------------

Cash flows from financing activities:
      Preferred stock cash dividends paid                                      (13,800)                 (13,800)
      Common stock cash dividends paid                                      (1,720,252)              (1,710,613)
      Proceeds from exercise of stock options                                2,226,563                  403,750
                                                                          -------------------------------------
         Net cash provided by (used in) financing activities                   492,511               (1,320,663)
                                                                          -------------------------------------

Increase (decrease) in cash and cash equivalents                             2,569,206               (5,336,926)

Cash and cash equivalents at beginning of period                            30,298,970               34,064,418
                                                                          -------------------------------------
Cash and cash equivalents at end of period                                $ 32,868,176             $ 28,727,492
                                                                          =====================================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Income taxes, net                                                     $  4,611,000             $  3,078,000
                                                                          =====================================

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2005

- A - ORGANIZATION / BASIS OF PRESENTATION
         Deb Shops, Inc. operates 323 women's and men's specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. We operate 314 stores under the name "DEB" which offer moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus-sizes. DEB merchandise consists of clothing and accessories appealing primarily to fashion-conscious junior and plus-sized female consumers between the ages of 13 and 25. One hundred and forty-eight of the DEB stores contain plus-size departments. We also operate Tops `N Bottoms, a 19 location chain in 11 states. Two of the Tops `N Bottoms stores operate as combination stores with DEB, and we operate 13 Tops `N Bottoms departments within DEB stores. The Tops `N Bottoms stores sell moderately priced men's and women's apparel. In addition, we operate three outlet stores under the name "CSO." The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the first and third quarters, cost of goods sold and inventories are estimated based on the use of the gross profit method. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2005.

         The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 -B- RESTATEMENT OF FINANCIAL STATEMENTS
         As a result of the publicity on the restaurant industry financial statement restatements related to leases, we commenced a review of certain of our accounting policies related to leases during January 2005. Subsequently, on February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating-lease-related accounting issues and their application under GAAP. Based on our internal review, and after consultation with the Audit Committee of our Board of Directors and our predecessor independent registered public accounting firm on April 19, 2005, we restated our financial statements for years prior to fiscal 2005 to correct our accounting for landlord allowances, calculation of straight-line rent expense, recognition of rent holiday periods, and depreciation of leasehold improvements for our retail stores.

         In prior years, we classified our investments in auction rate certificates as cash and cash equivalents. During fiscal 2005, additional clarification was provided regarding the financial statement classification of this type of investment. Pursuant to this guidance, auction rate securities are not to be classified as cash and cash equivalents. As a result, we have classified our auction rate certificates as marketable securities and have restated the consolidated statements of cash flows for the quarter ended April 30, 2004 to reflect the purchase and sale activity of these securities within the investing activities section of the consolidated statements of cash flows. This change had no effect on current or total assets or net income.

         Following is a summary of the effects of these adjustments on our consolidated statements of operations and cash flows for the quarter ended April 30, 2004:

                                      CONSOLIDATED STATEMENT OF OPERATIONS
------------------------------------------------------------------------------------------------------------
                                                       AS PREVIOUSLY
                                                         REPORTED          ADJUSTMENTS          AS RESTATED
                                                    --------------------------------------------------------
QUARTER ENDED APRIL 30, 2004:
   Cost of sales, including
      buying and occupancy costs                    $   53,971,273      $      (311,453)    $    53,659,820
   Depreciation and amortization                    $      986,940      $       329,291     $     1,316,231
   Operating income                                 $      988,402      $       (17,838)    $       970,564
   Other income, principally interest               $      389,000      $        16,353     $       405,353
   Income before income taxes                       $    1,377,402      $        (1,485)    $     1,375,917
   Income tax provision                             $      502,000      $        (4,750)    $       497,250
   Net income                                       $      875,402      $         3,265     $       878,667
   Basic net income per share                       $         0.06      $            --     $          0.06
   Diluted net income per share                     $         0.06      $            --     $          0.06


                                      CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------------
                                                     AS PREVIOUSLY
                                                         REPORTED          ADJUSTMENTS          AS RESTATED
                                                    --------------------------------------------------------
QUARTER ENDED APRIL 30, 2004:
   Net cash used in operating activities            $   (2,107,074)     $       270,026     $    (1,837,048)
   Purchases of property, plant and
     equipment                                      $     (889,189)     $      (190,026)    $    (1,079,215)
   Purchases of marketable securities               $           --      $    (8,550,000)    $    (8,550,000)
   Sales of marketable securities                   $           --      $     7,450,000     $     7,450,000
  Net cash used in investing activities             $     (889,189)     $    (1,290,026)    $    (2,179,215)
  Increase (decrease) in cash and cash
     equivalents                                    $   (4,236,926)     $    (1,100,000)    $    (5,336,926)
  Cash and cash equivalents at
     beginning of period                            $  166,264,418      $  (132,200,000)    $    34,064,418
  Cash and cash equivalents at
     end of period                                  $  162,027,492      $  (133,300,000)    $    28,727,492


- C - NET INCOME PER SHARE
         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

                                                           THREE MONTHS ENDED APRIL 30,
                                                        -------------------------------------
                                                              2005                   2004
                                                                                (AS RESTATED)
                                                        -------------------------------------
               Net income                               $  2,760,318             $    878,667
               Dividends on preferred stock                  (13,800)                 (13,800)
                                                        -------------------------------------

               Income available to common
                  shareholders                          $  2,746,518             $    864,867
                                                        =====================================

               Basic weighted average number
                  of common shares outstanding            13,781,578               13,687,389

               Effect of dilutive stock options              167,347                   11,116
                                                        -------------------------------------
               Diluted weighted average number of
                 common shares outstanding                13,948,925               13,698,505
                                                        =====================================

                                       -5-

- C - NET INCOME PER SHARE (CONTINUED)
         During the quarters ended April 30, 2005 and 2004, we issued 93,750 and 22,000 shares, respectively, as a result of employee stock option exercises. The effect of these exercises is included in the basic and diluted weighted average number of common shares outstanding.

         Options to purchase 1,100,639 shares of common stock, at a weighted average exercise price of $23.78 per share, were outstanding at April 30, 2005. At April 30, 2004, options to purchase 1,264,000 shares of common stock, at a weighted average exercise price of $23.77 were outstanding. The effect of these options on the diluted weighted average number of common shares outstanding at April 30, 2005 and 2004 is reflected in the above table.

-D - INCOME TAXES
         Our effective tax rate differs from the federal statutory rate due primarily to state income taxes, offset by tax-exempt interest earnings.

- E - STOCK RELATED COMPENSATION
         We have a stock option plan whereby options may be granted to employees or non-employee directors on the basis of contributions to our operations. Details concerning the plan are described in Note G to the financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2005. We continue to use the accounting method under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations for this plan. Under APB No. 25, generally, when the exercise price of our stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

         Had we recognized compensation cost for the stock option plan consistent with the provisions of Statement of Financial Accounting Standards No. 123 ("FAS No. 123"), "Accounting for Stock-Based Compensation," net income and basic and diluted net income per share would have been adjusted to the following pro forma amounts.


                                                    THREE MONTHS ENDED APRIL 30,
                                                   -----------------------------
                                                        2005           2004
                                                                   (AS RESTATED)
                                                   -----------------------------

 Net income as reported                            $ 2,760,318    $     878,667
 Stock-based employee compensation cost                (92,179)         (61,503)
                                                   -----------------------------
 Pro forma net income                              $ 2,668,139    $     817,164
                                                   =============================

 Basic net income per common share, as reported    $      0.20    $        0.06
 Pro forma basic net income per common share       $      0.19    $        0.06

 Diluted net income per common share, as reported  $      0.20    $        0.06
 Pro forma diluted net income per common share     $      0.19    $        0.06

         On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), "Share-Based Payment" ("FAS 123(R)"). FAS 123(R) revised FAS No. 123, and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Companies must adopt FAS 123(R) no later than the beginning of their next fiscal year that begins after June 15, 2005. Accordingly, we will be required to adopt FAS 123(R) in our first quarter of fiscal 2007.

         Previously, in complying with FAS 123, we disclosed the value of stock options granted and its pro forma impact on our net income in a footnote to our consolidated financial statements. We are currently considering which transition method we will select in adopting FAS 123(R), and whether this new accounting requirement will result in any changes in compensation strategies. Information contained in the footnotes provides the impact on pro forma net income for past financial statements. The impact of the adoption of FAS 123(R) is not expected to have a material impact on our future financial statements.

ITEM 2.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
         We have made in this report, and from time to time may otherwise make, "forward-looking statements" (as that term is defined under federal securities laws) concerning our future operations, performance, profitability, revenues, expenses, earnings and financial condition. This report includes, in particular, forward-looking statements regarding expectations of future performance, store openings and closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, our ability to improve or maintain sales and margins, respond to changes in fashion, find suitable retail locations and our ability to attract and retain key management personnel. Such factors may also include other risks and uncertainties detailed in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2005 (the "2005 10-K/A"). We assume no obligation to update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

CRITICAL ACCOUNTING POLICIES
         Our critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the 2005 10-K/A. There were no material changes subsequent to the filing of the 2005 10-K/A in our critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

RESTATEMENT OF FINANCIAL STATEMENTS
         As a result of the publicity on the restaurant industry financial statement restatements related to leases, we commenced a review of certain of our accounting policies related to leases during January 2005. Subsequently, on February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating-lease-related accounting issues and their application under generally accepted accounting principles in the United States of America ("GAAP"). Based on our internal review, and after consultation with the Audit Committee of our Board of Directors and our predecessor independent registered public accounting firm on April 19, 2005, we restated our financial statements for years prior to fiscal 2005 to correct our accounting for landlord allowances, calculation of straight-line rent expense, recognition of rent holiday periods, and depreciation of leasehold improvements for our retail stores.

         The details of the restatement are more fully described in our 2005 10-K/A. The discussion contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" gives effect to the restatement.

OVERVIEW
         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report. As used in this report, the term "fiscal 2006" refers to our fiscal year that will end on January 31, 2006. The term "fiscal 2005" refers to our fiscal year that ended on January 31, 2005.

         We operate 323 women's and men's specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. We operate 314 stores under the name "DEB" which offer moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus-sizes. One hundred and forty-eight of the DEB stores contain plus-size departments. We also operate Tops `N Bottoms, a 19 location chain in 11 states. Two of the Tops `N Bottoms stores operate as combination stores with DEB, and we operate 13 Tops `N Bottoms departments within DEB stores. The Tops `N Bottoms stores sell moderately priced men's and women's apparel. In addition, we operate three outlet stores under the name "CSO." The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory.

         Our performance during the quarter ended April 30, 2005 (the "Current Quarter") was highlighted by a 6.9% increase in comparable store sales, resulting from strong customer reaction to our spring merchandise assortment. In addition, we continued to improve gross margin levels and drive additional operating expense leverage, which allowed us to materially exceed our results for the quarter ended April 30, 2004 (the "Comparable Quarter").

RESULTS OF OPERATIONS

 THREE MONTHS ENDED APRIL 30, 2005 COMPARED TO THREE MONTHS ENDED APRIL 30, 2004

NET SALES
         Net sales increased 6.0% during the Current Quarter to $77,485,000 from $73,081,000 in the Comparable Quarter. The $4,404,000 increase was the result of a 6.9% or $4,855,000 comparable store sales increase, offset by the effect of operating fewer stores during the Current Quarter as compared to the Comparable Quarter. We believe that the comparable store sales increase is attributable to improved customer acceptance of our merchandise offerings as evidenced by increases in unit sales and net sales per transaction versus the Comparable Quarter.

         The following table sets forth certain store information.

                                                        STORE DATA(1)
                                                     THREE MONTHS ENDED
                                                          APRIL 30,
                                                -------------------------------
                                                    2005             2004
                                                -------------------------------

Stores open at end of the period                     323              329
Average number in operation during the period        323              331
Average net sales per store (in thousands)         $ 240             $221
Average operating income
    per store (in thousands)                       $10.3             $2.9(2)
Comparable store sales(3) - percent change           6.9%             2.4%

         The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

                                                      THREE MONTHS ENDED
                                                           APRIL 30,
                                                -------------------------------
                                                    2005             2004
                                                                 (AS RESTATED)
                                                -------------------------------

Net sales                                         100.0%           100.0%
Gross margin                                       28.1%            26.6%
Operating income                                    4.3%             1.3%
Income before income taxes                          5.7%             1.9%
Income tax provision                                2.1%             0.7%
                                                -------------------------------
Net income                                          3.6%             1.2%
                                                ===============================

--------
(1)  Includes Tops `N Bottoms stores

(2)  As restated

(3) Comparable store sales include stores open for both periods. A store is added to the comparable store base in its 13th month of operation.

COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS
         Cost of sales, including buying and occupancy costs, increased $2,023,000 or 3.8% during the Current Quarter to $55,683,000 from $53,660,000 in the Comparable Quarter. The nominal increase between periods was due to the overall increase in sales. As a percentage of net sales, these costs decreased to 71.9% from 73.4% in the Comparable Quarter. The decrease as a percentage of sales was due to an improvement in the leveraging of buying and occupancy costs as a result of the 6.9% comparable store sales increase. Buying and occupancy costs were 15.9% and 17.4% of net sales for the Current Quarter and Comparable Quarter, respectively.

SELLING AND ADMINISTRATIVE EXPENSES
         Selling and administrative expenses decreased $39,000 or 0.2% during the Current Quarter to $17,095,000 from $17,134,000 in the Comparable Quarter. As a percentage of net sales, these costs decreased to 22.1% from 23.4% in the Comparable Quarter. The $39,000 net decrease was primarily due to the fact that the Comparable Quarter amount included a payment made relating to an employee separation matter, offset by Current Quarter increases in accounting fees and merchant fees relating to credit card sales. Similar to the percentage decrease in cost of sales, including buying and occupancy expenses, the decrease as a percentage of net sales was due to an improvement in the leveraging of selling and administrative expenses as a result of the increase in net sales.

DEPRECIATION AND AMORTIZATION
         Depreciation expense increased $51,000 or 3.8% to $1,367,000 in the Current Quarter from $1,316,000 in the Comparable Quarter. As a percentage of net sales, these expenses remained consistent at 1.8%. The nominal increase was due to depreciation expense related to assets placed in service for new and remodeled stores during the past 12 months. During the period from May 2004 through April 2005, we opened eight new stores and remodeled 10 locations.

OTHER INCOME, PRINCIPALLY INTEREST
         Other income, principally interest, increased $643,000 or 158.7% to $1,048,000 in the Current Quarter from $405,000 in the Comparable Quarter. The increase was the result of more than a 100% increase in average interest rates and greater average invested balances during the Current Quarter versus the Comparable Quarter.

INCOME TAX PROVISION
         The income tax provision for the Current Quarter was $1,628,000, resulting in a 37.1% effective tax rate, as compared to $497,000 and a 36.1% effective tax rate for the Comparable Quarter. The effective tax rate for the Current Quarter is the rate estimated for fiscal 2006. The effective tax rate for the Comparable Quarter was the rate anticipated for fiscal 2005, based on originally budgeted earnings for that year. The actual effective rate for fiscal 2005 was 37.1%.

LIQUIDITY AND CAPITAL RESOURCES
         As of April 30, 2005, we had cash and cash equivalents of $32,868,000 and marketable securities of $147,100,000 compared to cash and cash equivalents of $28,727,000 and marketable securities of $133,300,000 as of April 30, 2004. The cash and cash equivalents are invested principally in money market mutual funds while the marketable securities are invested principally in auction market securities, which trade on a par-in, par-out basis and provide interest-rate reset options on a revolving 35-day basis. Because we regularly liquidate our investments in these securities for reasons including, among others, changes in market interest rates and changes in the availability of and the yield on alternative investments, we have classified these securities as available for sale. We do not invest for trading purposes and therefore do not believe we have significant exposure to market risk with respect to our investments.

         During the Current Quarter and Comparable Quarter, we funded all of our operating needs internally, including capital expenditures for the opening of new stores and the remodeling of existing stores. For the Current Quarter, cash provided by operations was $3,919,000, resulting primarily from net income and the non-cash charge for depreciation and amortization, and the seasonal decrease in merchandise inventories. Offsetting these items was the seasonal decrease in income taxes and accounts payable. During the Comparable Quarter, cash used in operations was $1,837,000, resulting primarily from seasonal decreases in accounts and income taxes payable, offset by net income and the non-cash charge for depreciation and amortization and the seasonal decrease in merchandise inventories. The inventory turnover rate was approximately 0.7 times during both the Current Quarter and Comparable Quarter.

         Net cash used in investing activities was $1,842,000 and $2,179,000 for the Current Quarter and Comparable Quarter, respectively. These funds were used for the purchase of marketable securities and for opening of new stores and the remodeling of existing stores. During the Current Quarter, the Company opened one and remodeled four stores, while during the Comparable Quarter the Company opened one and remodeled five stores.

         During the Current Quarter net cash provided by financing activities was $493,000. These funds were provided by employee stock option exercises, offset by the payment of dividends on preferred and common stock. During the Comparable Quarter, we used $1,321,000 in financing activities. These funds were used for the payment of dividends on preferred and common stock partially offset by proceeds from the exercise of employee stock options.

         On May 11, 2005, our Board of Directors approved a special dividend of $6.00 per share on our common stock. This special dividend will be incorporated into our next regularly scheduled dividend payment on August 16, 2005 for shareholders of record as of July 29, 2005. Based on the approximately 13,988,000 shares outstanding as of June 3, 2005, the total payout to shareholders relating to the special dividend will be approximately $83,900,000. The amount of the dividend payout will increase to the extent that any of the approximately 1,059,000 vested stock options are exercised prior to the dividend record date.

         We believe that our existing cash and marketable securities and internally generated funds will be sufficient to meet our anticipated capital expenditures, none of which are material, and current operating needs, including the payment of the aforementioned special dividend. We have an unsecured line of credit in the amount of $20,000,000 as of April 30, 2005. Of this amount, $2,182,000 was outstanding as letters of credit for the purchase of inventory. We lease our retail apparel stores, warehouse and office building for original periods ranging from one to 20 years. Following is a summary of our contractual obligations for minimum rental payments on our non-cancelable operating leases and minimum payments on our other commitments as of April 30, 2005.

                                                       Payments Due by Period
Contractual                                 Less than 1            1 - 3              3 - 5           More than 5
  obligations              Total               year                years              years              years
                 -------------------------------------------------------------------------------------------------
Operating
  leases            $   126,440,000     $    23,045,000     $    38,353,000     $    27,433,000     $  37,609,000
Letters of
  credit                  2,182,000           2,182,000                  --                  --                --
                 -------------------------------------------------------------------------------------------------

    Total           $   128,622,000     $    25,227,000     $    38,353,000     $    27,433,000     $  37,609,000
                 =================================================================================================

         The above table excludes $1,746,000 in dividends, which were accrued at April 30, 2005 and were paid in May 2005 as well as approximately $83,900,000 relating to the aforementioned special dividend, which will be paid on August 16, 2005 to shareholders of record on July 29, 2005.

OTHER MATTERS

         Seasonality and Quarterly Results

         Our operating results are subject to seasonal fluctuations. Highest sales levels have historically occurred during the five-month period from August 1 to December 31 of each year (the back-to-school and holiday periods). Sales generated during these periods have traditionally had a significant impact on our results of operations. Any decreases in sales for these periods or in the availability of working capital needed in the months preceding these periods could have a material adverse effect on our results of operations. Results of operations in any one fiscal quarter are not necessarily indicative of the results of operations that can be expected for any other fiscal quarter or for the full fiscal year.

         Our results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of expenses incurred in connection with, and sales contributed by, new stores, store remodels and the integration of new stores into our operations.

ITEM 3.
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of April 30, 2005, we had cash and cash equivalents of $32,868,000 and marketable securities of $147,100,000 compared to cash and cash equivalents of $28,727,000 and marketable securities of $133,300,000 as of April 30, 2004. The cash and cash equivalents are invested principally in money market mutual funds while the marketable securities are invested principally in auction market securities, which trade on a par-in, par-out basis and provide interest-rate reset options on a revolving 35-day basis. Because we regularly liquidate our investments in these securities for reasons including, among others, changes in market interest rates and changes in the availability of and the yield on alternative investments, we have classified these securities as available for sale. We do not invest for trading purposes and therefore do not believe we have significant exposure to market risk with respect to our investments.

ITEM 4.
-------

CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures

     Our chief executive officer and chief financial officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the "Evaluation Date") and, based on that evaluation, concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

         (b) Changes in Internal Control over Financial Reporting

     There has not been any change in our internal control over financial reporting during the quarter ended April 30, 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION


ITEMS 1 - 5.  NOT APPLICABLE
------------

ITEM 6.  EXHIBITS
-------  --------

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




                                    DEB SHOPS, INC.





   DATE:  June 9, 2005              By:   Marvin Rounick
                                          --------------
                                          Marvin Rounick
                                          President and Chief Executive Officer







   DATE:  June 9, 2005              By:   Barry J. Susson, CPA
                                          -------------------------
                                          Barry J. Susson, CPA
                                          Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit 31.1    Section 302 Certification by President and Chief
                Executive Officer

Exhibit 31.2    Section 302 Certification by Chief Financial Officer

Exhibit 32.1 Certification of Periodic Report by President and Chief Executive Officer

Exhibit 32.2    Certification of Periodic Report by Chief Financial Officer