Form 10-Q
period 2005-07-31
DEB SHOPS INC
filed 2005-09-07
CIK 715779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                July 31, 2005
                               -------------------------------------------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________________________ to _____________________

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

                                  Yes __X__         No ________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                  Yes __X__         No ________

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, Par Value $.01                         14,319,308
----------------------------               ----------------------------------
         (Class)                           (Outstanding at September 6, 2005)

                                            DEB SHOPS, INC. AND SUBSIDIARIES







                                                        I N D E X
                                                        ---------






                                                                                                                   PAGE
                                                                                                                   ----
PART I.                    Financial Information:

         Item 1.           Financial Statements


                           Consolidated Balance Sheets
                           July 31, 2005 (Unaudited) and January 31, 2005                                          1

                           Consolidated Statements of Operations (Unaudited)
                           Three Months and Six Months Ended July 31, 2005 and 2004                                2

                           Consolidated Statements of Cash Flows (Unaudited)
                           Six Months Ended July 31, 2005 and 2004                                                 3

                           Notes to Consolidated Financial Statements
                           July 31, 2005 (Unaudited)                                                               4-7

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations - July 31, 2005                                               8-12

         Item 3.           Quantitative and Qualitative Disclosures About
                           Market Risk                                                                             13

         Item 4.           Controls and Procedures                                                                 13


PART II.                   Other Information

         Item 4.           Submission of Matters to a Vote of Security Holders                                     13

         Item 6.           Exhibits                                                                                14

         Exhibit Index                                                                                             15

                                     DEB SHOPS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS

                                                                          JULY 31,           JANUARY 31,
                                                                            2005                2005
                                                                        (UNAUDITED)
--------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                             $119,077,100        $ 30,298,970
  Marketable securities                                                   69,625,000         146,100,000
  Merchandise inventories                                                 35,426,613          30,560,176
  Prepaid expenses and other                                               2,470,084           2,616,185
  Deferred income taxes                                                      910,889             910,889
                                                                        --------------------------------
     Total current assets                                                227,509,686         210,486,220

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land                                                                       150,000             150,000
  Buildings                                                                2,365,697           2,365,697
  Leasehold improvements                                                  54,202,583          53,168,985
  Furniture and equipment                                                 16,629,095          16,568,516
                                                                        --------------------------------
                                                                          73,347,375          72,253,198
  Less accumulated depreciation and amortization                          50,927,218          48,993,382
                                                                        --------------------------------
     Net property, plant and equipment                                    22,420,157          23,259,816

OTHER ASSETS
  Deferred income taxes                                                    7,421,935           7,421,935
  Other                                                                    1,712,223           1,712,223
                                                                        --------------------------------
     Total other assets                                                    9,134,158           9,134,158
                                                                        --------------------------------
                 Total assets                                           $259,064,001        $242,880,194
                                                                        ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                                $ 30,926,970        $ 26,921,683
  Accrued expenses and other                                               9,087,517           9,580,192
  Dividends payable                                                       87,719,562           1,734,052
  Income taxes payable                                                     1,281,660           4,618,905
                                                                        --------------------------------
     Total current liabilities                                           129,015,709          42,854,832

Deferred lease credits                                                    10,977,708          11,114,224

SHAREHOLDERS' EQUITY
  Series A Preferred Stock, par value $1.00 per share:
       Authorized - 5,000,000 shares
       Issued and outstanding - 460 shares,
           liquidation value $460,000                                            460                 460
  Common Stock, par value $.01 per share:
       Authorized - 50,000,000 shares
       Issued  - 15,688,290 shares                                           156,883             156,883
  Additional paid in capital                                              14,050,759           7,232,646
  Retained earnings                                                      113,352,700         193,467,638
                                                                        --------------------------------
                                                                         127,560,802         200,857,627
  Less common treasury shares, at cost:
    July 31, 2005 -1,368,982; January 31, 2005 - 1,926,279                 8,490,218          11,946,489
                                                                        --------------------------------
                                                                         119,070,584         188,911,138
                                                                        --------------------------------
                 Total liabilities and shareholders' equity             $259,064,001        $242,880,194
                                                                        ================================

See notes to consolidated financial statements.

                                                 DEB SHOPS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)

                                                 THREE MONTHS ENDED JULY 31,                  SIX MONTHS ENDED JULY 31,
                                         ------------------------ -------------------- --------------------- -------------------
                                                  2005                   2004                  2005                 2004
---------------------------------------- ------------------------ -------------------- --------------------- -------------------
                                                                      (AS RESTATED,                             (AS RESTATED,
                                                                       SEE NOTE B)                               SEE NOTE B)
Net sales                                            $75,966,094         $ 72,830,500         $ 153,450,841       $ 145,911,083
                                         ------------------------ -------------------- --------------------- -------------------

Costs and expenses:
  Cost of sales, including
    buying and occupancy costs                        46,934,240           47,152,220           102,617,057         100,812,040
  Selling and administrative                          18,526,050           17,470,560            35,621,310          34,604,528
  Depreciation and amortization                        1,282,574            1,291,690             2,649,381           2,607,920
                                         ------------------------ -------------------- --------------------- -------------------
                                                      66,742,864           65,914,470           140,887,748         138,024,488

Operating income                                       9,223,230            6,916,030            12,563,093           7,886,595
Other income, principally interest                     1,324,850              459,270             2,373,305             864,623
                                         ------------------------ -------------------- --------------------- -------------------
Income before income taxes                            10,548,080            7,375,300            14,936,398           8,751,218
Income tax provision                                   3,958,000            2,732,250             5,586,000           3,229,500
                                         ------------------------ -------------------- --------------------- -------------------
Net income                                           $ 6,590,080         $  4,643,050         $   9,350,398       $   5,521,718
                                         ======================== ==================== ===================== ===================

Net income per common share
                  Basic                              $      0.47         $       0.34         $        0.67       $        0.40
                                         ======================== ==================== ===================== ===================
                  Diluted                            $      0.46         $       0.34         $        0.66       $        0.40
                                         ======================== ==================== ===================== ===================

Cash dividend declared
  per common share                                   $     6.125         $      0.525         $       6.250       $        0.65
                                         ======================== ==================== ===================== ===================

Weighted average number of
  common shares outstanding
                  Basic                               14,080,355           13,723,122            13,930,967          13,705,255
                                         ======================== ==================== ===================== ===================
                  Diluted                             14,160,816           13,723,122            14,054,870          13,710,813
                                         ======================== ==================== ===================== ===================




See notes to consolidated financial statements.

                                              DEB SHOPS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)





                                                                                               SIX MONTHS ENDED JULY 31,
                                                                                         ----------------------------------
                                                                                             2005                  2004
 --------------------------------------------------------------------------------------- ----------------------------------
                                                                                                             (AS RESTATED, SEE
                                                                                                                  NOTE B)
 Cash flows from operating activities:
   Net income                                                                            $  9,350,398          $  5,521,718
   Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
       Depreciation and amortization                                                        2,649,381             2,607,920
       Loss on retirement of property, plant and equipment                                     34,704                92,910
       Changes in operating assets and liabilities:
          Increase in merchandise inventories                                              (4,866,437)           (4,137,201)
          Decrease (increase) in prepaid expenses and other                                   446,101              (389,028)
          Increase in trade accounts payable                                                4,005,287             2,452,178
          (Decrease) increase in accrued expenses and other                                  (492,675)              107,354
          Decrease in income taxes payable                                                 (2,816,345)             (562,460)
          Decrease in deferred lease credits                                                 (436,516)             (264,586)
                                                                                         ----------------------------------
            Net cash provided by operating activities                                       7,873,898             5,428,805
                                                                                         ----------------------------------

 Cash flows from investing activities:
   Purchases of property, plant and equipment                                              (1,844,430)           (1,524,749)
   Purchases of investment securities                                                     (71,100,000)          (41,150,000)
   Sales of investment securities                                                         147,575,000            33,700,000
                                                                                         ----------------------------------
          Net cash provided by (used in) investing activities                              74,630,570            (8,974,749)
                                                                                         ----------------------------------

 Cash flows from financing activities:
       Preferred stock cash dividends paid                                                    (27,600)              (27,600)
       Common stock cash dividends paid                                                    (3,452,222)           (3,423,976)
       Proceeds from exercise of stock options                                              9,753,484             1,520,000
                                                                                         ----------------------------------
          Net cash provided by (used in) financing activities                               6,273,662            (1,931,576)
                                                                                         ----------------------------------

 Increase (decrease) in cash and cash equivalents                                          88,778,130            (5,477,520)
 Cash and cash equivalents at beginning of period                                          30,298,970            34,064,418
                                                                                         ----------------------------------
 Cash and cash equivalents at end of period                                              $119,077,100          $ 28,586,898
                                                                                         ==================================

 Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Income taxes, net                                                                   $  8,432,000          $  4,650,000
                                                                                         ==================================


See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2005

- A - ORGANIZATION / BASIS OF PRESENTATION
         Deb Shops, Inc. operates 326 women's and men's specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. We operate 317 stores under the name "DEB" which offer moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus-sizes. DEB merchandise consists of clothing and accessories appealing primarily to fashion-conscious junior and plus-sized female consumers between the ages of 13 and 25. One hundred and fifty-four of the DEB stores contain plus-size departments. We also operate Tops `N Bottoms, a 19 location chain in 11 states. Two of the Tops `N Bottoms stores operate as combination stores with DEB, and we operate 13 Tops `N Bottoms departments within DEB stores. The Tops `N Bottoms stores sell moderately priced men's and women's apparel. In addition, we operate three outlet stores under the name "CSO." The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the first and third quarters, cost of goods sold and inventories are estimated based on the use of the gross profit method. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended July 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2005.

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

         Certain amounts in the January 31, 2005 consolidated balance sheet have been reclassified to conform to the current period presentation.

 -B- RESTATEMENT OF FINANCIAL STATEMENTS
         As a result of the publicity on the restaurant industry financial statement restatements related to leases, we commenced a review of certain of our accounting policies related to leases during January 2005. Subsequently, on February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating-lease-related accounting issues and their application under GAAP. Based on our internal review, and after consultation with the Audit Committee of our Board of Directors and our predecessor independent registered public accounting firm on April 19, 2005, we restated our financial statements for periods prior to fiscal 2005 to correct our accounting for landlord allowances, calculation of straight-line rent expense, recognition of rent holiday periods, and depreciation of leasehold improvements for our retail stores. Where applicable, we have accounted for the effects of this restatement in the accompanying consolidated financial statements.

         In prior years, we classified our investments in auction rate certificates as cash and cash equivalents. During fiscal 2005, additional clarification was provided regarding the financial statement classification of this type of investment. Pursuant to this guidance, auction rate securities are not to be classified as cash and cash equivalents. As a result, we have classified our auction rate certificates as marketable securities and have restated the consolidated statements of cash flows for the six months ended July 31, 2004 to reflect the purchase and sale activity of these securities within the investing activities section of the consolidated statements of cash flows. This change had no effect on current or total assets or net income.

         Following is a summary of the effects of these adjustments on our consolidated statements of operations for the three and six-months ended July 31, 2004 and on our consolidated statement of cash flows for the six months ended July 31, 2004:

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------
                                                      AS PREVIOUSLY
                                                         REPORTED          ADJUSTMENTS          AS RESTATED
                                                    ------------------- ------------------- ---------------------
THREE MONTHS ENDED JULY 31, 2004:
   Cost of sales, including
      buying and occupancy costs                    $    47,463,674      $      (311,454)     $  47,152,220
   Depreciation and amortization                    $       962,399      $       329,291      $   1,291,690
   Operating income                                 $     6,933,867      $       (17,837)     $   6,916,030
   Other income, principally interest               $       442,917      $        16,353      $     459,270
   Income before income taxes                       $     7,376,784      $        (1,484)     $   7,375,300
   Income tax provision                             $     2,737,000      $        (4,750)     $   2,732,250
   Net income                                       $     4,639,784      $         3,266      $   4,643,050
   Basic net income per share                       $          0.34      $            --      $        0.34
   Diluted net income per share                     $          0.34      $            --      $        0.34

SIX MONTHS ENDED JULY 31, 2004:
   Cost of sales, including
      buying and occupancy costs                    $   101,434,947       $     (622,907)     $ 100,812,040
   Depreciation and amortization                    $     1,949,339       $      658,581      $   2,607,920
   Operating income                                 $     7,922,269       $      (35,674)     $   7,886,595
   Other income, principally interest               $       831,917       $       32,706      $     864,623
   Income before income taxes                       $     8,754,186       $       (2,968)     $   8,751,218
   Income tax provision                             $     3,239,000       $       (9,500)     $   3,229,500
   Net income                                       $     5,515,186       $        6,532      $   5,521,718
   Basic net income per share                       $          0.40       $           --      $        0.40
   Diluted net income per share                     $          0.40       $           --      $        0.40

                                      CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------
                                                       AS PREVIOUSLY
                                                         REPORTED          ADJUSTMENTS          AS RESTATED
                                                    ------------------- ------------------- ---------------------
SIX MONTHS ENDED JULY 31, 2004:
   Net cash provided by operating activities        $     5,191,224      $       237,581      $   5,428,805
   Purchases of property, plant and
     equipment                                      $    (1,287,168)     $      (237,581)     $  (1,524,749)
   Purchases of marketable securities               $        --          $   (41,150,000)     $ (41,150,000)
   Sales of marketable securities                   $        ---         $    33,700,000      $  33,700,000
  Net cash used in investing activities             $    (1,287,168)     $    (7,687,581)     $  (8,974,749)
  Increase (decrease) in cash and cash
     equivalents                                    $     1,972,480      $    (7,450,000)     $  (5,477,520)
  Cash and cash equivalents at
     beginning of period                            $   166,264,418      $  (132,200,000)     $  34,064,418
  Cash and cash equivalents at
     end of period                                  $   168,236,898      $  (139,650,000)     $  28,586,898

- C - NET INCOME PER SHARE
         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

                                              THREE MONTHS ENDED JULY 31,                  SIX MONTHS ENDED JULY 31,
                                       --------------------- --------------------- ------------------- --------------------
                                               2005                  2004                 2005                 2004
-------------------------------------- --------------------- --------------------- ------------------- --------------------
                                                                (AS RESTATED)                             (AS RESTATED)
Net income                             $      6,590,080        $     4,643,050        $    9,350,398      $    5,521,718
Dividends on preferred stock                    (13,800)               (13,800)              (27,600)            (27,600)
                                       --------------------- --------------------- ------------------- --------------------
Income available to
      common shareholders              $      6,576,280        $     4,629,250        $    9,322,798      $    5,494,118
                                       ===================== ===================== =================== ====================
Basic weighted average
     number of common
     shares outstanding                      14,080,355             13,723,122            13,930,967          13,705,255
Effect of dilutive stock options                 80,461                 -                    123,903               5,558
                                       --------------------- --------------------- ------------------- --------------------
Diluted weighted average
     number of common
     shares outstanding                      14,160,816             13,723,122            14,054,870          13,710,813
                                       ===================== ===================== =================== ====================


         For the periods indicated, we issued the following number of common shares as a result of stock option exercises.

                                              THREE MONTHS ENDED JULY 31,                  SIX MONTHS ENDED JULY 31,
                                       ------------------------------------------- ----------------------------------------
                                               2005                  2004                 2005                 2004
-------------------------------------- --------------------- --------------------- ------------------- --------------------
Common shares issued                          463,547                42,000               557,297             42,000
                                       ===================== ===================== =================== ====================

         For each of the periods indicated, the effect of these exercises is included in the basic and diluted weighted average number of common shares outstanding.

         Options to purchase 135,500 shares of common stock, at a weighted average exercise price of $23.75 per share, were outstanding at July 31, 2005. At July 31, 2004, options to purchase 1,218,000 shares of common stock, at a weighted average exercise price of $23.77 were outstanding. The effect of these options on the diluted weighted average number of common shares outstanding at July 31, 2005 and 2004 is reflected in the above table that reconciles numerators and denominators of the basic and diluted net income per common share computations.

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

- E - STOCK RELATED COMPENSATION (CONTINUED)

         Had we recognized compensation cost for the stock option plan consistent with the provisions of Statement of Financial Accounting Standards No. 123 ("FAS No. 123"), "Accounting for Stock-Based Compensation," net income and basic and diluted net income per share would have been adjusted to the following pro forma amounts.

                                               THREE MONTHS ENDED JULY 31,                SIX MONTHS ENDED JULY 31,
                                        ------------------------------------------ ----------------------------------------
                                               2005                  2004                 2005                2004
                                        -------------------- --------------------- ------------------- --------------------
                                                                (AS RESTATED)                             (AS RESTATED)
Net income as reported                  $   6,590,080        $   4,643,050         $   9,350,398       $   5,521,718
Stock-based employee
     compensation cost                        (45,891)            (213,045)             (138,070)           (274,548)
                                        -------------------- --------------------- ------------------- --------------------
Pro-forma net income                        6,544,189            4,430,005             9,212,328           5,247,170
Dividends on preferred stock                  (13,800)             (13,800)              (27,600)            (27,600)
                                        -------------------- --------------------- ------------------- --------------------
Pro forma net income available
     to common shareholders             $   6,530,389        $   4,416,205         $   9,184,728       $   5,219,570
                                        ==================== ===================== =================== ====================

Basic net income per common
    share, as reported                  $        0.47        $        0.34         $        0.67       $        0.40
Pro forma basic net income
    per common share                    $        0.46        $        0.32         $        0.66       $        0.38
Diluted net income per
    common share, as reported           $        0.46        $        0.34         $        0.66       $        0.40
Pro forma diluted net income
    per common share                    $        0.46        $        0.32         $        0.65       $        0.38

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

RESTATEMENT OF FINANCIAL STATEMENTS
         As a result of the publicity on the restaurant industry financial statement restatements related to leases, we commenced a review of certain of our accounting policies related to leases during January 2005. Subsequently, on February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating-lease-related accounting issues and their application under GAAP. Based on our internal review, and after consultation with the Audit Committee of our Board of Directors and our predecessor independent registered public accounting firm on April 19, 2005, we restated our financial statements for periods prior to fiscal 2005 to correct our accounting for landlord allowances, calculation of straight-line rent expense, recognition of rent holiday periods, and depreciation of leasehold improvements for our retail stores. Where applicable, we have accounted for the effects of this restatement in the accompanying consolidated financial statements.

         The details of the restatement are more fully described in our 2005 10-K/A. The discussion contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" gives effect to the restatement.

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

         We operate 326 women's and men's specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. We operate 317 stores under the name "DEB" which offer moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus-sizes. One hundred and fifty-four of the DEB stores contain plus-size departments. We also operate Tops `N Bottoms, a 19 location chain in 11 states. Two of the Tops `N bottoms stores operate as combination stores with DEB, and we operate 13 Tops `N Bottoms departments within DEB stores. The Tops `N Bottoms stores sell moderately priced men's and women's apparel. In addition, we operate three outlet stores under the name "CSO." The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory.

         For the six months ended July 31, 2005 (the "Current Year-to-Date Period"), our merchandise assortment was well received, as evidenced by a 5.7% increase in comparable store sales versus the six months ended July 31, 2004 (the "Comparable Year-to-Date Period"). The increase in sales, combined with lower levels of promotional activity, allowed us to expand gross margins by 220 basis points and achieve a 280 basis point improvement in operating income. The increases we experienced in the Current Year-to-Date Period were relatively consistent in each of the first two quarters of the fiscal year.

         The following table sets forth certain store information.

                                                                                           STORE DATA (1)
                                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                 JULY 31,                        JULY 31,
                                                                   ----------------------------------- ---------------------------
                                                                         2005              2004            2005         2004
                                                                   ----------------- ----------------- ------------ --------------
Stores open at end of the period                                          326               327               326        327
Average number in operation during the period                             323               329               323        329
Average net sales per store (in thousands)                               $235              $221              $475       $443
Average operating income
    per store (in thousands)                                             $ 29               $21(2)            $39        $24(2)
Comparable store sales (3)- percent change                                4.5%             (0.5)%             5.7%       0.9%

         The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                               JULY 31,                         JULY 31,
                                                                   ---------------------------------- ------------------------------
                                                                        2005              2004            2005           2004
                                                                                      (AS RESTATED)                  (AS RESTATED)
                                                                   ----------------- ---------------- ------------- ----------------
Net sales                                                               100.0%            100.0%            100.0%     100.0%
Gross margin                                                             38.2%             35.3%             33.1%      30.9%
Operating income                                                         12.1%              9.5%              8.2%       5.4%
Income before income taxes                                               13.9%             10.1%              9.7%       6.0%
Income tax provision                                                      5.2%              3.7%              3.6%       2.2%
                                                                   ----------------- ---------------- ------------- ----------------
Net income                                                                8.7%              6.4%              6.1%       3.8%
                                                                   ================= ================ ============= ================

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JULY 31, 2005 COMPARED TO THREE MONTHS ENDED JULY 31, 2004

NET SALES
         Net sales increased 4.3% during the three months ended July 31, 2005 (the "Current Quarter") to $75,966,000 from $72,831,000 in the quarter ended July 31, 2004 (the "Comparable Quarter"). The $3,136,000 increase was the result of a 4.5% or $3,165,000 comparable store sales increase, offset by the effect of operating fewer stores during the Current Quarter as compared to the Comparable Quarter. We believe that the comparable store sales increase is attributable to improved customer acceptance of our merchandise offerings as evidenced by an increase in net sales per transaction versus the Comparable Quarter.








        ____________________________________
(1)      Includes Tops `N Bottoms stores.
(2)      As restated.
(3) Comparable stores sales include stores open for both periods. A store is added to the comparable store base in its 13th month of operation.

COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS
         Cost of sales, including buying and occupancy costs, decreased $218,000 or 0.5% during the Current Quarter to $46,934,000 from $47,152,000 in the Comparable Quarter. As a percentage of sales, these costs decreased to 61.8% from 64.7% in the Comparable Quarter. The decrease between periods was due to an increase in merchandise margins arising from improved customer acceptance of our product offering and an increase in the leveraging of buying and occupancy costs as a result of our 4.5% comparable store sales increase. Buying and occupancy costs were 16.7% and 17.2% of net sales for the Current Quarter and Comparable Quarter, respectively.

SELLING AND ADMINISTRATIVE EXPENSES
         Selling and administrative expenses increased $1,055,000 or 6.0% during the Current Quarter to $18,526,000 from $17,471,000 in the Comparable Quarter. As a percentage of net sales, these costs increased to 24.4% from 24.0% in the Comparable Quarter. The increase was due to increases in payroll expenses, insurance costs and merchant fees related to credit card sales.

DEPRECIATION AND AMORTIZATION
         Depreciation expense decreased $9,000 or 0.7% to $1,283,000 in the Current Quarter from $1,292,000 in the Comparable Quarter. As a percentage of net sales, these expenses decreased to 1.7% from 1.8% in the Comparable Quarter. The percentage decrease was due to the leveraging of these expenses as a result of our 4.5% increase in comparable store sales.

OTHER INCOME, PRINCIPALLY INTEREST
         Other income, principally interest, increased $866,000 or 188.5% to $1,325,000 in the Current Quarter from $459,000 in the Comparable Quarter. The increase was the result of more than a 100% increase in average interest rates and greater average invested balances during the Current Quarter versus the Comparable Quarter.

INCOME TAX PROVISION
         The income tax provision for the Current Quarter was $3,958,000, resulting in a 37.5% effective tax rate, as compared to $2,732,000 and a 37.1% effective tax rate for the Comparable Quarter. The effective tax rate for the Current Quarter resulted from increasing the anticipated tax rate for fiscal 2006 to 37.4%. The effective tax rate for the Comparable Quarter represents the actual effective rate for fiscal 2005.


    SIX MONTHS ENDED JULY 31, 2005 COMPARED TO SIX MONTHS ENDED JULY 31, 2004

NET SALES
         Net sales increased 5.2% during the Current Year-to-Date Period to $153,451,000 from $145,911,000 in the Comparable Year-to-Date Period. The $7,540,000 increase was the result of a 5.7% or $8,020,000 comparable store sales increase, offset by the effect of operating fewer stores during the Current Year-to-Date Period as compared to the Comparable Year-to-Date Period. We believe that the comparable store sales increase is attributable to improved customer acceptance of our merchandise offerings as evidenced by an increase in net sales per transaction versus the Comparable Year-to-Date Period.


COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS
         Cost of sales, including buying and occupancy costs, increased $1,805,000 or 1.8% during the Current Year-to-Date Period to $102,617,000 from $100,812,000 in the Comparable Year-to-Date Period. As a percentage of sales, these costs decreased to 66.9% from 69.1% in the Comparable Year-to-Date Period. The nominal increase was due to the aforementioned $7,540,000 increase in sales. The decrease as a percentage of sales was due to an increase in merchandise margins arising from improved customer acceptance of our product offering and an increase in the leveraging of buying and occupancy costs as a result of our 5.7% comparable store sales increase. Buying and occupancy costs were 16.3% and 17.3% of net sales for the Current Year-to-Date Period and Comparable Year-to-Date Period, respectively.

SELLING AND ADMINISTRATIVE EXPENSES
         Selling and administrative expenses increased $1,017,000 or 2.9% during the Current Year-to-Date Period to $35,621,000 from $34,605,000 in the Comparable Year-to-Date Period. As a percentage of net sales, these costs decreased to 23.2% from 23.7% in the Comparable Year-to-Date Period. The nominal increase was due to increases in payroll expenses, insurance costs and merchant fees related to credit card sales, offset by the fact that the Comparable Year-to-Date Period included a payment made relating to an employee separation matter.

DEPRECIATION AND AMORTIZATION
         Depreciation expense increased $41,000 or 1.6% to $2,649,000 in the Current Year-to-Date Period from $2,608,000 in the Comparable Year-to-Date Period. As a percentage of net sales, these expenses decreased to 1.7% from 1.8% in the Comparable Quarter. The percentage decrease was due to the leveraging of these expenses as a result of our 5.7% increase in comparable store sales.

OTHER INCOME, PRINCIPALLY INTEREST
         Other income, principally interest, increased $1,509,000 or 174.5% to $2,373,000 in the Current Year-to-Date Period from $865,000 in the Comparable Year-to-Date Period. The increase was the result of more than a 100% increase in average interest rates and greater average invested balances during the Current Year-to-Date Period versus the Comparable Year-to-Date Period.

INCOME TAX PROVISION
         The income tax provision for the Current Year-to-Date Period was $5,586,000, resulting in a 37.4% effective tax rate, as compared to $3,230,000 and a 37.0% effective tax rate for the Comparable Year-to-Date Period. The effective tax rate for the Current Year-to-Date Period is the rate anticipated for fiscal 2006. The actual effective tax rate for fiscal 2005 was 37.1%.


LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 2005, we had cash and cash equivalents of $119,077,000 and marketable securities of $69,625,000 compared to cash and cash equivalents of $28,587,000 and marketable securities of $139,650,000 as of July 31, 2004. Of the $119,077,000 in cash and cash equivalents on hand at July 31, 2005, approximately $87,700,000 was used to fund the $6.125 per common share dividend that was paid on August 16, 2005. The cash and cash equivalents are invested principally in money market mutual funds while the marketable securities are invested principally in auction market securities, which trade on a par-in, par-out basis and provide interest-rate reset options on a revolving 35-day basis. Because we regularly liquidate our investments in these securities for reasons including, among others, changes in market interest rates and changes in the availability of and the yield on alternative investments, we have classified these securities as available for sale. We do not invest for trading purposes and therefore do not believe we have significant exposure to market risk with respect to our investments.

         During the Current Year-to-Date and Comparable Year-to-Date periods, we funded all of our operating needs internally, including capital expenditures for the opening of new stores and the remodeling of existing stores. For the Current Year-to-Date period, cash provided by operations was $7,874,000, resulting primarily from net income and the non-cash charge for depreciation and amortization and by the increase in trade accounts payable, offset by the related increase in merchandise inventories. Tax payments also offset operating cash flows. During the Comparable Year-to-Date Period, cash provided by operations was $5,429,000. These funds were provided by net income and the non-cash charges for depreciation and amortization, as well as from increases in trade accounts payable and accrued expenses. Offsetting these items were uses of cash relating to the seasonal increase in merchandise inventories, income tax payments and an increase in prepaid expenses. Using retail sales divided by average inventory at retail for the applicable periods, the inventory turnover rates were approximately 1.4 times during both the Current Year-to-Date and Comparable Year-to-Date Periods.

         During the Current Year-to-Date Period, net cash provided by investing activities was $74,631,000. These funds were generated from the net sales of marketable securities, primarily to fund the special $6.00 per common share dividend we paid on August 16, 2005. We also used $1,844,000 for capital additions relating to the opening of four new stores and the remodeling of 11 existing stores. During the Comparable Year-to-Date Period, cash used in investing activities was $8,975,000. These funds were used for the purchase of marketable securities and for the opening of two new stores and the remodeling of six existing stores.

         During the Current Year-to-Date Period, net cash provided by financing activities was $6,274,000. These funds were provided by employee stock option exercises, offset by the payment of dividends on preferred and common stock. During the Comparable Year-to-Date Period, we used $1,932,000 in financing activities. These funds were used for the payment of dividends on preferred and common stock partially offset by proceeds from the exercise of employee stock options.

         On May 11, 2005, our Board of Directors approved a special dividend of $6.00 per share on our common stock. This special dividend was incorporated into our regularly scheduled dividend payment on August 16, 2005 for shareholders of record as of July 29, 2005. The total payout to shareholders relating to the special dividend was approximately $85,916,000.

         We believe that our existing cash and marketable securities, net of the payment of the aforementioned special dividend, and internally generated funds will be sufficient to meet our anticipated capital expenditures, none of which are material, and current operating needs. We have an unsecured line of credit in the amount of $20,000,000 as of July 31, 2005. Of this amount, $1,007,000 was outstanding as letters of credit for the purchase of inventory. We lease our retail apparel stores, warehouse and office building for original periods ranging from one to 20 years. Following is a summary of our contractual obligations for minimum rental payments on our non-cancelable operating leases and minimum payments on our other commitments as of July 31, 2005.

                                                       Payments Due by Period
Contractual
  obligations        Total           Less than 1 year        1-3 years           3-5 years       More than 5 years
                 ---------------------------------------------------------------------------------------------------
Operating
  leases         $  135,027,000        $  24,449,000       $  40,271,000       $  29,153,000       $  41,154,000
Letters of
  credit              1,007,000            1,007,000               -                   -                   -
                 ---------------------------------------------------------------------------------------------------

    Total        $  136,034,000        $  25,456,000       $  40,271,000       $  29,153,000       $  41,154,000
                 ===================================================================================================

         The above table excludes approximately $87,700,000 in dividends, which were accrued at July 31, 2005 and were paid on August 16, 2005, to shareholders of record on July 29, 2005.

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

ITEM 3.
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of July 31, 2005, we had cash and cash equivalents of $119,077,000 and marketable securities of $69,625,000 compared to cash and cash equivalents of $28,587,000 and marketable securities of $139,650,000 as of July 31, 2004. Of the $119,077,000 in cash and cash equivalents on hand at July 31, 2005, approximately $87,700,000 was used to fund the $6.125 per common share dividend that was paid on August 16, 2005. The cash and cash equivalents are invested principally in money market mutual funds while the marketable securities are invested principally in auction market securities, which trade on a par-in, par-out basis and provide interest-rate reset options on a revolving 35-day basis. Because we regularly liquidate our investments in these securities for reasons including, among others, changes in market interest rates and changes in the availability of and the yield on alternative investments, we have classified these securities as available for sale. We do not invest for trading purposes and therefore do not believe we have significant exposure to market risk with respect to our investments.

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

     (b) Changes in Internal Control over Financial Reporting

     There has not been any change in our internal control over financial reporting during the quarter ended July 31, 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.          OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------           ---------------------------------------------------

         Our annual meeting was held on Wednesday, May 11, 2005. Total votes present either in person or by proxy were 12,683,989.

         Votes were cast as follows for the election of directors:

                                                   FOR              WITHHELD
                                                ----------          --------
                  Marvin Rounick                12,554,578          129,411
                  Warren Weiner                 12,554,578          129,411
                  Jack A. Rounick               12,554,144          129,845
                  Barry H. Feinberg             12,596,398           87,591
                  Barry H. Frank                12,536,811          147,178
                  Ivan Inerfeld                 12,596,398           87,591
                  Ned J. Kaplin                 12,657,301           26,688

         There were no other matters voted on at the meeting.

ITEM 6.           EXHIBITS
-------           --------


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




                                                     DEB SHOPS, INC.





         DATE: September 7, 2005                     By: Marvin Rounick
                                                         --------------
                                                         Marvin Rounick
                                                         President and Chief
                                                         Executive Officer







         DATE: September 7, 2005                     By: Barry J. Susson, CPA
                                                         --------------------
                                                         Barry J. Susson, CPA
                                                         Chief Financial Officer

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