Form 10-Q
period 2005-10-31
DEB SHOPS INC
filed 2005-12-06
CIK 715779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005
                               ----------------
OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number 0-12188
                      ---------

                                 DEB SHOPS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                      23-1913593
  --------------------------------                     -------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

  9401 Blue Grass Road, Philadelphia, Pennsylvania            19114
  ------------------------------------------------          ----------
       (Address of principal executive offices)             (Zip Code)

                                 (215) 676-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes __X__         No _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes __X__         No _______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes _____         No ___X___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.01                             14,319,308
----------------------------                  --------------------------------
         (Class)                              Outstanding at December 5, 2005)


                                        DEB SHOPS, INC. AND SUBSIDIARIES




                                                   I N D E X
                                                   ---------







                                                                                                          PAGE
                                                                                                          ----
PART I.                    Financial Information:

         Item 1.           Financial Statements


                           Consolidated Balance Sheets
                           October 31, 2005 (Unaudited) and January 31, 2005                              1

                           Consolidated Statements of Operations (Unaudited)
                           Three Months and Nine Months Ended October 31, 2005 and 2004                   2

                           Consolidated Statements of Cash Flows (Unaudited)
                           Nine Months Ended October 31, 2005 and 2004                                    3

                           Notes to Consolidated Financial Statements
                           October 31, 2005 (Unaudited)                                                   4-7

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations - October 31, 2005                                   8-12

         Item 3.           Quantitative and Qualitative Disclosures About
                           Market Risk                                                                    13

         Item 4.           Controls and Procedures                                                        13


PART II.                   Other Information:

         Item 1.                                                                                          13

         Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                    14

         Items 3 - 5.                                                                                     14

         Item 6.           Exhibits                                                                       14

         Signatures                                                                                       15

         Exhibit Index                                                                                    16

                                       DEB SHOPS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS

                                                                        OCTOBER 31,              JANUARY 31,
                                                                           2005                    2005
                                                                        (UNAUDITED)
------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                             $ 31,664,290            $ 30,298,970
  Marketable securities                                                   74,500,000             146,100,000
  Merchandise inventories                                                 25,910,803              30,560,176
  Prepaid expenses and other                                               3,452,622               2,616,185
  Deferred income taxes                                                      910,889                 910,889
                                                                        ------------------------------------
     Total current assets                                                136,438,604             210,486,220

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Land                                                                       150,000                 150,000
  Buildings                                                                2,365,697               2,365,697
  Leasehold improvements                                                  54,909,897              53,168,985
  Furniture and equipment                                                 16,563,082              16,568,516
                                                                        ------------------------------------
                                                                          73,988,676              72,253,198
  Less accumulated depreciation and amortization                          51,634,400              48,993,382
                                                                        ------------------------------------
     Net property, plant and equipment                                    22,354,276              23,259,816

OTHER ASSETS
  Deferred income taxes                                                    7,421,935               7,421,935
  Other                                                                    1,712,223               1,712,223
                                                                        ------------------------------------
     Total other assets                                                    9,134,158               9,134,158
                                                                        -----------------------------------
                 Total assets                                           $167,927,038            $242,880,194
                                                                        ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                                $ 24,920,420            $ 26,921,683
  Accrued expenses and other                                              11,115,585              11,314,244
  Income taxes payable                                                             -               4,618,905
                                                                        ------------------------------------
     Total current liabilities                                            36,036,005              42,854,832

Deferred lease credits                                                    11,534,025              11,114,224

SHAREHOLDERS' EQUITY
  Series A Preferred Stock, par value $1.00 per share:
       Authorized - 5,000,000 shares
       Issued and outstanding - 460 shares,
           liquidation value $460,000                                            460                     460
  Common Stock, par value $.01 per share:
       Authorized - 50,000,000 shares
       Issued  - 15,688,290 shares                                           156,883                 156,883
  Additional paid-in capital                                              14,050,759               7,232,646
  Retained earnings                                                      114,639,124             193,467,638
                                                                        ------------------------------------
                                                                         128,847,226             200,857,627
  Less common treasury shares, at cost:
  October 31, 2005: 1,368,982; January 31, 2005: 1,926,279                 8,490,218              11,946,489
                                                                        ------------------------------------
                                                                         120,357,008             188,911,138
                                                                        ------------------------------------
                 Total liabilities and shareholders' equity             $167,927,038            $242,880,194
                                                                        ====================================

See notes to consolidated financial statements.

                                        DEB SHOPS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                          THREE MONTHS ENDED OCTOBER 31,         NINE MONTHS ENDED OCTOBER 31,
                                         ----------------------------------------------------------------------

                                            2005                  2004              2005               2004
---------------------------------------------------------------------------------------------------------------
                                                             (AS RESTATED,                        (AS RESTATED,
                                                              SEE NOTE B)                          SEE NOTE B)
Net sales                                $83,126,336          $75,307,008       $236,577,177       $221,218,091
                                         ----------------------------------------------------------------------

Costs and expenses:
  Cost of sales, including
    buying and occupancy costs            59,704,713           54,843,665        162,321,770        155,655,705
  Selling and administrative              17,908,951           16,999,144         53,530,261         51,603,672
  Depreciation and amortization            1,371,467            1,280,630          4,020,848          3,888,550
                                         ----------------------------------------------------------------------
                                          78,985,131           73,123,439        219,872,879        211,147,927

Operating income                           4,141,205            2,183,569         16,704,298         10,070,164
Other income, principally interest           859,932              711,695          3,233,237          1,576,318
                                         ----------------------------------------------------------------------
Income before income taxes                 5,001,137            2,895,264         19,937,535         11,646,482
Income tax provision                       1,911,000            1,067,250          7,497,000          4,296,750
                                         ----------------------------------------------------------------------
Net income                               $ 3,090,137          $ 1,828,014       $ 12,440,535       $  7,349,732
                                         ======================================================================

Net income per common share
                  Basic                  $      0.21          $      0.13       $       0.88       $       0.53
                                         ======================================================================
                  Diluted                $      0.21          $      0.13       $       0.88       $       0.53
                                         ======================================================================

Cash dividend declared

  per common share                       $     0.125          $     0.125       $      6.375       $      0.775
                                         ======================================================================

Weighted average number of
  common shares outstanding

                  Basic                   14,319,308           13,749,487         14,060,414         13,719,999
                                         ======================================================================
                  Diluted                 14,319,308           13,758,999         14,143,016         13,726,875
                                         ======================================================================



See notes to consolidated financial statements.

                                           DEB SHOPS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)





                                                                                         NINE MONTHS ENDED OCTOBER 31,
                                                                                         ----------------------------
                                                                                             2005           2004
 --------------------------------------------------------------------------------------------------------------------
                                                                                                         (AS RESTATED,
                                                                                                          SEE NOTE B)
 Cash flows from operating activities:
   Net income                                                                            $ 12,440,535    $  7,349,732
   Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
       Depreciation and amortization                                                        4,020,848       3,888,550
       Loss on retirement of property, plant and equipment                                     57,648         100,956
       Changes in operating assets and liabilities:
          Decrease in merchandise inventories                                               4,649,373       5,414,449
          Increase in prepaid expenses and other                                              (17,437)     (1,578,407)
          Decrease in trade accounts payable                                               (2,001,263)     (6,476,514)
          (Decrease) increase in accrued expenses and other                                  (268,322)        289,756
          Decrease in income taxes payable                                                 (4,098,005)     (2,015,285)
          Decrease in deferred lease credits                                                 (399,199)       (153,894)
                                                                                         ----------------------------
            Net cash provided by operating activities                                      14,384,178       6,819,343
                                                                                         ----------------------------

 Cash flows from investing activities:
   Purchases of property, plant and equipment                                              (3,172,958)     (3,061,216)
   Purchases of investment securities                                                     (88,550,000)    (74,050,000)
   Sales of investment securities                                                         160,150,000      60,050,000
                                                                                         ----------------------------
          Net cash provided by (used in) investing activities                              68,427,042     (17,061,216)
                                                                                         ----------------------------

 Cash flows from financing activities:
       Preferred stock cash dividends paid                                                    (41,400)        (41,400)
       Common stock cash dividends paid                                                   (91,157,984)    (10,642,149)
       Proceeds from exercise of stock options                                              9,753,484       1,543,750
                                                                                         ----------------------------
          Net cash used in financing activities                                           (81,445,900)     (9,139,799)
                                                                                         ----------------------------

 Increase (decrease) in cash and cash equivalents                                           1,365,320     (19,381,672)
 Cash and cash equivalents at beginning of period                                          30,298,970      34,064,418
                                                                                         ----------------------------
 Cash and cash equivalents at end of period                                              $ 31,664,290    $ 14,682,746
                                                                                         ============================

 Supplemental disclosures of cash flow information:
   Cash paid during the period for:

     Income taxes, net                                                                   $ 12,095,000    $  8,448,000
                                                                                         ============================

See notes to consolidated financial statements.

                        DEB SHOPS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                OCTOBER 31, 2005

- A - ORGANIZATION / BASIS OF PRESENTATION
         Deb Shops, Inc. operates 328 women's and men's specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. We operate 319 stores under the name "DEB" which offer moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus-sizes. DEB merchandise consists of clothing and accessories appealing primarily to fashion-conscious junior and plus-sized female consumers between the ages of 13 and 25. One hundred and sixty of the DEB stores contain plus-size departments. We also operate Tops `N Bottoms, a 19 location chain in 11 states. Two of the Tops `N Bottoms stores operate as combination stores with DEB, and we operate 13 Tops `N Bottoms departments within DEB stores. The Tops `N Bottoms stores sell moderately priced men's and women's apparel. In addition, we operate three outlet stores under the name "CSO." The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the first and third quarters, cost of goods sold and inventories are estimated based on the use of the gross profit method. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended October 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2005.

         The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 - B- RESTATEMENT OF FINANCIAL STATEMENTS
         As a result of the publicity on the restaurant industry financial statement restatements related to leases, we commenced a review of certain of our accounting policies related to leases during January 2005. Subsequently, on February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating-lease-related accounting issues and their application under US GAAP. Based on our internal review, and after consultation with the Audit Committee of our Board of Directors and our predecessor independent registered public accounting firm on April 19, 2005, we restated our financial statements for periods prior to fiscal 2005 to correct our accounting for landlord allowances, calculation of straight-line rent expense, recognition of rent holiday periods, and depreciation of leasehold improvements for our retail stores. Where applicable, we have accounted for the effects of this restatement in the accompanying consolidated financial statements.

         In prior years, we classified our investments in auction rate certificates as cash and cash equivalents. During fiscal 2005, additional clarification was provided regarding the financial statement classification of this type of investment. Pursuant to this guidance, auction rate securities are not to be classified as cash and cash equivalents. As a result, we have classified our auction rate certificates as marketable securities and have restated the consolidated statements of cash flows for the nine months ended October 31, 2004 to reflect the purchase and sale activity of these securities within the investing activities section of the consolidated statements of cash flows. This change had no effect on current or total assets or net income.

         Following is a summary of the effects of these adjustments on our consolidated statements of operations for the three and nine-months ended October 31, 2004 and on our consolidated statement of cash flows for the nine months ended October 31, 2004:

                              CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------
                                                    AS PREVIOUSLY
                                                      REPORTED      ADJUSTMENTS     AS RESTATED
                                                    -------------------------------------------
THREE MONTHS ENDED OCTOBER 31, 2004:
   Cost of sales, including
      buying and occupancy costs                    $ 55,155,118   $    (311,453)  $ 54,843,665
   Depreciation and amortization                    $    951,339   $     329,291   $  1,280,630
   Operating income                                 $  2,201,407   $     (17,838)  $  2,183,569
   Other income, principally interest               $    695,342   $      16,353   $    711,695
   Income before income taxes                       $  2,896,749   $      (1,485)  $  2,895,264
   Income tax provision                             $  1,072,000   $      (4,750)  $  1,067,250
   Net income                                       $  1,824,749   $       3,265   $  1,828,014
   Basic net income per share                       $       0.13   $     -         $       0.13
   Diluted net income per share                     $       0.13   $     -         $       0.13

NINE MONTHS ENDED OCTOBER 31, 2004:
   Cost of sales, including
      buying and occupancy costs                    $156,590,065   $    (934,360)  $155,655,705
   Depreciation and amortization                    $  2,900,678   $     987,872   $  3,888,550
   Operating income                                 $ 10,123,676   $     (53,512)  $ 10,070,164
   Other income, principally interest               $  1,527,259   $      49,059   $  1,576,318
   Income before income taxes                       $ 11,650,935   $      (4,453)  $ 11,646,482
   Income tax provision                             $  4,311,000   $     (14,250)  $  4,296,750
   Net income                                       $  7,339,935   $       9,797   $  7,349,732
   Basic net income per share                       $       0.53   $    -          $       0.53
   Diluted net income per share                     $       0.53   $    -          $       0.53


                                      CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------

                                                    AS PREVIOUSLY
                                                      REPORTED      ADJUSTMENTS     AS RESTATED
                                                    -------------------------------------------
NINE MONTHS ENDED OCTOBER 31, 2004:
   Net cash provided by operating activities        $  6,062,988   $     756,355   $  6,819,343
   Purchases of property, plant and
     equipment                                      $ (2,304,861)  $    (756,355)  $ (3,061,216)
   Purchases of marketable securities               $     -        $ (74,050,000)  $(74,050,000)
   Sales of marketable securities                   $     -        $  60,050,000   $ 60,050,000
  Net cash used in investing activities             $ (2,304,861)  $ (14,756,355)  $(17,061,216)
  Increase (decrease) in cash and cash
     equivalents                                    $ (5,381,672)  $ (14,000,000)  $(19,381,672)
  Cash and cash equivalents at
     beginning of period                            $166,264,418   $(132,200,000)  $ 34,064,418
  Cash and cash equivalents at
     end of period                                  $160,882,746   $(146,200,000)  $ 14,682,746

- C - NET INCOME PER SHARE
         The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

                                      THREE MONTHS ENDED OCTOBER 31,    NINE MONTHS ENDED OCTOBER 31,
                                       --------------------------------------------------------------
                                          2005            2004             2005             2004
----------------------------------------------------------------------------------------------------
                                                      (AS RESTATED)                     (AS RESTATED)
Net income                             $ 3,090,137     $ 1,828,014      $12,440,535      $ 7,349,732
Dividends on preferred stock               (13,800)        (13,800)         (41,400)         (41,400)
                                       -------------------------------------------------------------
Income available to
      common shareholders              $ 3,076,337     $ 1,814,214      $12,399,135      $ 7,308,332
                                       =============================================================
Basic weighted average
     number of common
     shares outstanding                 14,319,308      13,749,487       14,060,414       13,719,999
Effect of dilutive stock options            -                9,512           82,602            6,876
                                       -------------------------------------------------------------
Diluted weighted average
     number of common
     shares outstanding                 14,319,308      13,758,999       14,143,016       13,726,875
                                       =============================================================

         For the periods indicated, we issued the following number of common shares as a result of stock option exercises.

                                      THREE MONTHS ENDED OCTOBER 31,    NINE MONTHS ENDED OCTOBER 31,
                                       -------------------------------------------------------------
                                          2005             2004            2005             2004
----------------------------------------------------------------------------------------------------
Common shares issued                        -                1,000          557,297           65,000
                                       =============================================================

         For each of the periods indicated, the effect of these exercises is included in the basic and diluted weighted average number of common shares outstanding.

         Options to purchase 135,500 shares of common stock, at a weighted average exercise price of $23.75 per share, were outstanding at October 31, 2005. At October 31, 2004, options to purchase 1,206,500 shares of common stock, at a weighted average exercise price of $23.77 were outstanding. Where applicable, the effect of these options on the diluted weighted average number of common shares outstanding at October 31, 2005 and 2004 is reflected in the above table that reconciles numerators and denominators of the basic and diluted net income per common share computations.

-D - INCOME TAXES
         Our effective tax rate differs from the federal statutory rate due primarily to state income taxes, offset by tax-exempt interest earnings. For the nine months ended October 31, 2005, we increased the effective income tax rate from 37.4% to 37.6%. This increase resulted in a 38.2% effective tax rate for the three months ended October 31, 2005.

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

- E - STOCK RELATED COMPENSATION (CONTINUED)

         Had we recognized compensation cost for the stock option plan consistent with the provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," net income and basic and diluted net income per share would have been adjusted to the following pro forma amounts.

                                      THREE MONTHS ENDED OCTOBER 31,    NINE MONTHS ENDED OCTOBER 31,
                                      ---------------------------------------------------------------
                                           2005           2004           2005               2004
                                        ------------------------------------------------------------
                                                      (AS RESTATED)                     (AS RESTATED)
Net income as reported                  $3,090,137     $1,828,014       $12,440,535      $ 7,349,732
Stock-based employee
     compensation cost                     (34,680)      (198,560)         (183,961)        (473,108)
                                        ------------------------------------------------------------
Pro-forma net income                    $3,055,457     $1,629,454       $12,256,574      $ 6,876,624
Dividends on preferred stock               (13,800)       (13,800)          (41,400)         (41,400)
                                        ------------------------------------------------------------
Pro forma net income available
     to common shareholders             $3,041,657     $1,615,654       $12,215,174      $ 6,835,224
                                        ============================================================

Basic net income per common
    share, as reported                  $     0.21     $     0.13       $      0.88      $      0.53
Pro forma basic net income
    per common share                    $     0.21     $     0.12       $      0.87      $      0.50
Diluted net income per
    common share, as reported           $     0.21     $     0.13       $      0.88      $      0.53
Pro forma diluted net income
    per common share                    $     0.21     $     0.12       $      0.86      $      0.50

             On December 16, 2004, the Financial Accounting Standards Board
(FASB) issued FASB Statement No. 123(R), "Share-Based Payment" ("FAS 123(R)"). FAS 123(R) revised FAS 123, and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Companies must adopt FAS 123(R) no later than the beginning of their next fiscal year that begins after June 15, 2005. Accordingly, we will be required to adopt FAS 123(R) in our first quarter of fiscal 2007.

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

RESTATEMENT OF FINANCIAL STATEMENTS
         As a result of the publicity on the restaurant industry financial statement restatements related to leases, we commenced a review of certain of our accounting policies related to leases during January 2005. Subsequently, on February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating-lease-related accounting issues and their application under US GAAP. Based on our internal review, and after consultation with the Audit Committee of our Board of Directors and our predecessor independent registered public accounting firm on April 19, 2005, we restated our financial statements for periods prior to fiscal 2005 to correct our accounting for landlord allowances, calculation of straight-line rent expense, recognition of rent holiday periods, and depreciation of leasehold improvements for our retail stores. Where applicable, we have accounted for the effects of this restatement in the accompanying consolidated financial statements.

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

         We operate 328 women's and men's specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. We operate 319 stores under the name "DEB" which offer moderately priced, fashionable, coordinated women's sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus-sizes. One hundred and sixty of the DEB stores contain plus-size departments. We also operate Tops `N Bottoms, a 19 location chain in 11 states. Two of the Tops `N bottoms stores operate as combination stores with DEB, and we operate 13 Tops `N Bottoms departments within DEB stores. The Tops `N Bottoms stores sell moderately priced men's and women's apparel. In addition, we operate three outlet stores under the name "CSO." The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory.

         For the nine months ended October 31, 2005 (the "Current Year-to-Date Period"), our merchandise assortment was well received, as evidenced by a 7.1% increase in comparable store sales versus the nine months ended October 31, 2004 (the "Comparable Year-to-Date Period"). The increase in sales, combined with lower levels of promotional activity, allowed us to expand gross margins by 175 basis points and better leverage our selling and administrative expenses, which resulted in a 251 basis point improvement in operating income.

         The following table sets forth certain store information.

                                                                                              STORE DATA (1)
                                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                               OCTOBER 31,                     OCTOBER 31,
                                                                   ------------------------------------------------------------
                                                                         2005              2004            2005         2004
                                                                   ------------------------------------------------------------
Stores open at end of the period                                          328               328               328        328
Average number in operation during the period                             326               328               324        329
Average net sales per store (in thousands)                               $255              $230              $730       $672
Average operating income
    per store (in thousands)                                             $ 13              $  7(2)           $ 52       $ 31(2)
Comparable store sales (3)- percent change                                9.8%              0.4%              7.1%       0.7%

         The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

                                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                              OCTOBER 31,                      OCTOBER 31,
                                                                   --------------------------------------------------------------
                                                                        2005              2004            2005           2004
                                                                                      (AS RESTATED)                  (AS RESTATED)
                                                                   --------------------------------------------------------------
Net sales                                                               100.0%            100.0%           100.0%        100.0%
Gross margin                                                             28.2%             27.2%            31.4%         29.6%
Operating income                                                          5.0%              2.9%             7.1%          4.6%
Income before income taxes                                                6.0%              3.8%             8.4%          5.3%
Income tax provision                                                      2.3%              1.4%             3.2%          1.9%
                                                                   --------------------------------------------------------------
Net income                                                                3.7%              2.4%             5.3%          3.3%
                                                                   ==============================================================

RESULTS OF OPERATIONS

       THREE MONTHS ENDED OCTOBER 31, 2005 COMPARED TO THREE MONTHS ENDED
                                OCTOBER 31, 2004

NET SALES
         Net sales increased 10.4% during the three months ended October 31, 2005 (the "Current Quarter") to $83,126,000 from $75,307,000 in the quarter ended October 31, 2004 (the "Comparable Quarter"). The $7,819,000 increase was the result of a 9.8% or $7,183,000 comparable store sales increase and from new store sales. Our comparable store sales increase was driven by strong sales of dresses and footwear, coupled with solid results from tank tops, denim jackets, hooded tops, jeans and gauchos. We believe that the comparable store sales increase is attributable to improved customer acceptance of our merchandise offerings as evidenced by an increase in the number of items sold and in net sales per transaction versus the Comparable Quarter.








  ____________________________________
  (1) Includes Tops `N Bottoms stores.
  (2) As restated.
  (3) Comparable stores sales include stores open for both periods. A store is added to the comparable store base in its 13th month of operation.

COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS
         Cost of sales, including buying and occupancy costs, increased $4,861,000 or 8.9% during the Current Quarter to $59,705,000 from $54,844,000 in the Comparable Quarter. As a percentage of sales, these costs decreased to 71.8% from 72.8% in the Comparable Quarter. The dollar increase was due to the 10.4% increase in sales. As a percentage of sales, the decrease between periods was due to an improvement in the leveraging of buying and occupancy costs as a result of our 9.8% comparable store sales increase. Buying and occupancy costs were 15.8% and 16.8% of net sales for the Current Quarter and Comparable Quarter, respectively.

SELLING AND ADMINISTRATIVE EXPENSES
         Selling and administrative expenses increased $910,000 or 5.4% during the Current Quarter to $17,909,000 from $16,999,000 in the Comparable Quarter. Due to our 10.4% increase in sales, these costs decreased to 21.5% of sales from 22.6% of sales in the Comparable Quarter. The dollar increase was due to increases in payroll expenses, professional fees, insurance costs and merchant fees related to credit card sales.

DEPRECIATION AND AMORTIZATION
         Depreciation expense increased $90,000 or 7.1% to $1,371,000 in the Current Quarter from $1,281,000 in the Comparable Quarter. The increase was due to depreciation expense incurred relating to assets placed in service for new and remodeled stores. As a percentage of net sales, these expenses were consistent between periods at 1.7%.

OTHER INCOME, PRINCIPALLY INTEREST
         Other income, principally interest, increased $148,000 or 20.8% to $860,000 in the Current Quarter from $712,000 in the Comparable Quarter. The increase was the result of more than a 100% increase in average interest rates during the Current Quarter versus the Comparable Quarter. Offsetting the interest rate increase was a $53,000,000 decrease in the average amount invested. The decrease was the result of the $6 per share special dividend paid on August 16, 2005.

INCOME TAX PROVISION
         The income tax provision for the Current Quarter was $1,911,000, resulting in a 38.2% effective tax rate, as compared to $1,067,000 and a 36.9% effective tax rate for the Comparable Quarter. The effective tax rate for the Current Quarter resulted from increasing the anticipated tax rate for fiscal 2006 from 37.4% to 37.6%. The effective tax rate for fiscal 2005 was 37.1%.


                 NINE MONTHS ENDED OCTOBER 31, 2005 COMPARED TO
                       NINE MONTHS ENDED OCTOBER 31, 2004

NET SALES
         Net sales increased 6.9% during the Current Year-to-Date Period to $236,577,000 from $221,218,000 in the Comparable Year-to-Date Period. The $15,359,000 increase was the result of a 7.1% or $15,203,000 comparable store sales increase and from new store sales, offset by the effect of operating fewer stores during the Current Year-to-Date Period as compared to the Comparable Year-to-Date Period. We believe that the comparable store sales increase is attributable to improved customer acceptance of our merchandise offerings as evidenced by an increase in the number of items sold and net sales per transaction versus the Comparable Year-to-Date Period.


COST OF SALES, INCLUDING BUYING AND OCCUPANCY COSTS
         Cost of sales, including buying and occupancy costs, increased $6,666,000 or 4.3% during the Current Year-to-Date Period to $162,322,000 from $155,656,000 in the Comparable Year-to-Date Period. As a percentage of sales, these costs decreased to 68.6% from 70.4% in the Comparable Year-to-Date Period. The dollar increase was due to the aforementioned $15,359,000 increase in sales. The decrease as a percentage of sales was due to an increase in merchandise margins arising from improved customer acceptance of our product offerings and an increase in the leveraging of buying and occupancy costs as a result of our 7.1% comparable store sales increase. Buying and occupancy costs were 16.1% and 17.4% of net sales for the Current Year-to-Date Period and Comparable Year-to-Date Period, respectively.

SELLING AND ADMINISTRATIVE EXPENSES
         Selling and administrative expenses increased $1,926,000 or 3.7% during the Current Year-to-Date Period to $53,530,000 from $51,604,000 in the Comparable Year-to-Date Period. As a percentage of net sales, these costs decreased to 22.6% from 23.3% in the Comparable Year-to-Date Period. The dollar increase was due to increases in payroll expenses, insurance costs and merchant fees related to credit card sales, offset by a separation payment made to a former employee during the Comparable Year-to-Date Period.

DEPRECIATION AND AMORTIZATION
         Depreciation expense increased $132,000 or 3.4% to $4,021,000 in the Current Year-to-Date Period from $3,889,000 in the Comparable Year-to-Date Period. As a percentage of net sales, these expenses decreased to 1.7% from 1.8% in the Comparable Quarter. The dollar increase was due to depreciation expense incurred relating to assets placed in service for new and remodeled stores. The percentage decrease was due to the leveraging of these expenses as a result of our 7.1% increase in comparable store sales.

OTHER INCOME, PRINCIPALLY INTEREST
         Other income, principally interest, increased $1,657,000 or 105% to $3,233,000 in the Current Year-to-Date Period from $1,576,000 in the Comparable Year-to-Date Period. The increase was the result of more than a 100% increase in average interest rates slightly offset by a $12,000,000 decrease in the average amount invested.

INCOME TAX PROVISION
         The income tax provision for the Current Year-to-Date Period was $7,497,000, resulting in a 37.6% effective tax rate, as compared to $4,297,000 and a 36.9% effective tax rate for the Comparable Year-to-Date Period. The effective tax rate for the Current Year-to-Date Period is the rate anticipated for fiscal 2006. The actual effective tax rate for fiscal 2005 was 37.1%.


LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 2005, we had cash and cash equivalents of $31,664,000 and marketable securities of $74,500,000 compared to cash and cash equivalents of $14,683,000 and marketable securities of $146,200,000 as of October 31, 2004. The decrease in our total cash and cash equivalents and marketable securities compared to last year is the result of the August 16, 2005 payment of a $6 per share special dividend. The total amount of this dividend payment was $85,916,000.

         The cash and cash equivalents are invested principally in money market mutual funds, while the marketable securities are invested principally in auction market securities, which trade on a par-in, par-out basis and provide interest-rate reset options on a revolving 35-day basis. Because we regularly liquidate our investments in these securities for reasons including, among others, changes in market interest rates and changes in the availability of and the yield on alternative investments, we have classified these securities as available for sale. We do not invest for trading purposes and therefore do not believe we have significant exposure to market risk with respect to our investments.

         During the Current Year-to-Date and Comparable Year-to-Date periods, we funded all of our operating needs internally, including capital expenditures for the opening of new stores and the remodeling of existing stores. For the Current Year-to-Date period, cash provided by operations was $14,384,000, resulting primarily from net income, a reduction in merchandise inventories and the non-cash charge for depreciation and amortization, offset by income tax and accounts payable payments. During the Comparable Year-to-Date Period, cash provided by operations was $6,819,000. These funds were provided by net income, the seasonal decrease in merchandise inventories, an increase in accrued expenses as well as the non-cash charges for depreciation and amortization. Offsetting these items were uses of cash relating to accounts payable and income tax disbursements and an increase in prepaid expenses. Using cost of sales (excluding buying and occupancy expenses) divided by average inventory at cost for the applicable periods, the inventory turnover rates were approximately 4.2 times and 4.3 times during the Current Year-to-Date and Comparable Year-to-Date Periods, respectively.

         During the Current Year-to-Date Period, net cash provided by investing activities was $68,427,000. These funds were generated from the net sales of marketable securities, primarily to fund the special $6.00 per common share dividend we paid on August 16, 2005. We also used $3,173,000 for capital additions relating to the opening of six new stores and the remodeling of 11 existing stores. During the Comparable Year-to-Date Period, cash used in investing activities was $17,061,000. These funds were used for the purchase of marketable securities and for the opening of six new stores and the remodeling of 10 existing stores.

         During the Current Year-to-Date Period, net cash used in financing activities was $81,446,000. These funds were used for the payment of dividends on our common and preferred stock. These dividend payments were partly offset by proceeds from the exercise of employee stock options. During the Comparable Year-to-Date Period, we used $9,140,000 in financing activities. These funds were used for the payment of dividends on preferred and common stock partially offset by proceeds from the exercise of employee stock options.

         We believe that our existing cash and marketable securities, and internally generated funds will be sufficient to meet our anticipated capital expenditures, none of which are material, and current operating needs. We had an unsecured line of credit in the amount of $20,000,000 as of October 31, 2005. Of this amount, $2,646,000 was outstanding as letters of credit for the purchase of inventory. We lease our retail apparel stores, warehouse and office building for original periods ranging from one to 20 years. Following is a summary of our contractual obligations for minimum rental payments on our non-cancelable operating leases and minimum payments on our other commitments as of October 31, 2005.

                                        PAYMENTS DUE BY PERIOD
CONTRACTUAL                                                                               MORE THAN 5
  OBLIGATIONS       TOTAL         LESS THAN 1 YEAR        1-3 YEARS       3-5 YEARS          YEARS
                 ------------------------------------------------------------------------------------
OPERATING
  LEASES         $139,835,000        $25,402,000         $41,301,000     $30,334,000      $42,798,000
LETTERS OF
  CREDIT            2,646,000         2,646,000               -               -               -
                 ------------------------------------------------------------------------------------

    TOTAL        $142,481,000        $  28,048,000       $41,301,000     $30,334,000      $42,798,000
                 ====================================================================================

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

ITEM 3.
-------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of October 31, 2005, we had cash and cash equivalents of $31,664,000 and marketable securities of $74,500,000 compared to cash and cash equivalents of $14,683,000 and marketable securities of $146,200,000 as of October 31, 2004. The decrease in our total cash and cash equivalents and marketable securities compared to last year is the result of the August 16, 2005 payment of a $6 per share special dividend. The total amount of this dividend payment was $85,916,000.

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

     (b) Changes in Internal Control over Financial Reporting

     There has not been any change in our internal control over financial reporting during the quarter ended October 31, 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.          OTHER INFORMATION

ITEM 1.           NOT APPLICABLE
-------

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the nine months ended October 31, 2005, we repurchased the following shares of our common stock.

                                                                                                                          MAXIMUM
                                                                                                                         NUMBER OF
                                                                                                                         SHARES THAT
                                                                                                                         MAY YET BE
                                                                                              TOTAL NUMBER OF SHARES      PURCHASED
                                                                                              PURCHASED AS PART OF A      UNDER THE
                                            TOTAL NUMBER OF        AVERAGE PRICE PAID           PUBLICLY ANNOUNCED         PLAN OR
                Period                      SHARES PURCHASED           PER SHARE                    PROGRAM                PROGRAM
------------------------------------------------------------------------------------------------------------------------------------
February 1 to February 28, 2005                      -                       -                       -                         -
March 1 to March 31, 2005                            -                       -                       -                         -
April 1 to April 30, 2005                            -                       -                       -                         -
May 1 to May 31, 2005                            435,860                $30.85                       -                         -
June 1 to June 30, 2005                           10,200                $30.42                       -                         -
July 1 to July 31, 2005                           55,533                $30.00                       -                         -
August 1 to August 31, 2005                          -                       -                       -                         -
September 1 to September 30,                         -                       -                       -                         -
    2005
October 1 to October 31, 2005                        -                       -                       -                         -
                                         -------------------------------------------------------------------------------------------
       Total                                     501,593                $30.75                       -                         -
                                         ===========================================================================================

         Pursuant to the provisions of our stock option plan, participants are permitted to use the value of our common stock that they own to pay for the exercise of options. During the nine months ended October 31, 2005, we received 501,593 shares with an average fair market value per share of $30.75 for the exercise of stock options and issued a total of 648,218 shares.

ITEMS 3-5.        NOT APPLICABLE
----------

ITEM 6.
-------

EXHIBITS

                        Exhibit 10.1 Employment Agreement entered into the 26th day of September, 2005, effective as of November 1, 2005, between the registrant and John DeAngelis (Form 8-K filed on September 29, 2005, Exhibit 10.1)

                        Exhibit 31.1 Section 302 Certification by President and Chief Executive Officer

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




                                       DEB SHOPS, INC.





         DATE:  December 6, 2005       By  Marvin Rounick
                                           --------------
                                           Marvin Rounick
                                           President and Chief Executive Officer







         DATE:  December 6, 2005       By: Barry J. Susson, CPA
                                           --------------------
                                           Barry J. Susson, CPA
                                           Chief Financial Officer

                                  EXHIBIT INDEX

         Exhibit 10.1 Employment Agreement entered into the 26th day of September, 2005, effective as of November 1, 2005, between the registrant and John DeAngelis (Form 8-K filed on September 29, 2005, Exhibit 10.1)

         Exhibit 31.1 Section 302 Certification by President and Chief Executive Officer

         Exhibit 31.2      Section 302 Certification by Chief Financial Officer

         Exhibit 32.1 Certification of Periodic Report by President and Chief Executive Officer

         Exhibit 32.2      Certification of Periodic Report by Chief Financial
                           Officer