Form 10-K
period 2006-01-31
DEB SHOPS INC
filed 2006-04-10
CIK 715779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________________  to ___________________

Commission File Number 0-12188

DEB SHOPS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1913593
(State of Incorporation)	(IRS Employer Identification No.)

9401 Blue Grass Road, Philadelphia, PA 19114
(Address of principal executive offices and zip code)

(215) 676-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer     Accelerated filer     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No

As of July 29, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s Common Stock, par value $.01 per share, held by non-affiliates was approximately $122,576,000.

As of March 31, 2006, 14,322,808 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Definitive Proxy Statement to be filed within 120 days after the end of the fiscal year in connection with the Annual Meeting to be held on May 17, 2006 - incorporated in Part III.

Back to Contents

Forward-Looking Statements

Deb Shops, Inc. (hereinafter referred to as “DEB”, “we”, “our” or the “Company”) has made in this report, and from time to time may otherwise make, “forward-looking statements” (as that term is defined under federal securities laws) concerning the Company’s future operations, performance, profitability, revenues, expenses, earnings and financial condition. This report includes, in particular, forward-looking statements regarding expectations of future performance, store openings and closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, our ability to improve or maintain sales and margins, respond to changes in fashion, find suitable retail locations and attract and retain key management personnel. Such factors may also include other risks and uncertainties detailed in our other filings with the Securities and Exchange Commission (“SEC”). We assume no obligation to update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

Item 1. Business

General

We operate 327 women’s and men’s specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. We operate 318 stores under the name “DEB” which offer moderately priced, fashionable, coordinated women’s sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. DEB merchandise consists of clothing and accessories appealing primarily to the fashion-conscious junior and plus-sized female consumers between the ages of 13 and 25. In addition, we operate three outlet stores under the name “CSO.” The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. One hundred and sixty-three of our stores contain plus-size departments. We also operate six apparel retail stores under the name “Tops ‘N Bottoms.” The Tops ‘N Bottoms stores sell moderately priced men’s and women’s apparel. Thirteen of the DEB stores contain Tops ‘N Bottoms departments. Store information is as of January 31, 2006 unless otherwise indicated.

Merchandising

We specialize in junior-sized merchandise and offer an extensive selection of colors and styles. The merchandise is attractively presented in groups coordinated by color and style to assist customers in locating items of their choice and creating outfits of their own.

The merchandise offered in our plus-sized departments caters to the plus-size customer between the ages of 13 and 25. The merchandise is young looking and the fit is adjusted to this customer. We believe that our prices are affordable and very competitive.

Tops ‘N Bottoms caters primarily to young men and junior-sized women. Much of the merchandise is brand named and unisex.

We purchase merchandise in volume, sell at popular prices, and have a policy of early markdowns of slow-moving inventory. A special effort is made to select and present coordinated outfits on a rotating basis and featured merchandise is changed approximately twice a week.

Back to Contents

Marketing

We believe that many of the malls in which we operate our stores are destination locations for our customers. We also believe that our target customer visits the malls in which we operate on a regular basis and that in addition to shopping in our stores, they also visit other teen apparel retailers. As a result, we believe the most effective form of marketing is through visual merchandising within our stores. Our visual merchandising is designed to create an image of depth, with product offerings using coordinated and accessorized fashion displays. Our displays also present layered items to encourage multiple unit sales.

In connection with the opening of a new or newly remodeled store, we frequently use radio advertisements to develop customer awareness of the new or remodeled location.

Our website, www.debshops.com, is designed to drive additional store traffic, showing up-to-date seasonal fashions for our junior and plus-sized customer, some of which can be purchased on-line. It also serves as a marketing channel that helps to build brand awareness and contains a store locator. Our gift cards can also be purchased on our website.

Management Information Systems

A computerized point-of-sale merchandise data system provides detailed daily information regarding sales and inventory levels by style, color, class and department, thereby permitting our merchandising team to analyze market trends and changing store needs. Since merchandising statistics are available on a daily basis, we can identify slow-moving merchandise and respond to customer buying trends when making repurchase decisions and markdown adjustments. This assists us in our effort to maintain current and fresh merchandise in our stores.

We are in the process of developing new point-of-sale software that is expected to provide enhancements to our merchandising and financial control processes. It will also enable us to migrate to newer hardware, thereby replacing older equipment. We currently expect the migration to the new hardware and software to be completed during our fiscal year ending January 31, 2008.

Seasonality

We experience the normal seasonal pattern of the retail apparel industry, with peak sales occurring during the Christmas, Back-to-School and spring periods. To keep merchandise fresh and fashionable, slow-moving merchandise is marked down throughout the year. End-of-season sales are conducted twice per year (in the second and fourth quarters), in keeping with our policy of carrying a minimal amount of seasonal merchandise over from one merchandising season to another. Most of our seasonal merchandise is liquidated through this process.

Stores

During the fiscal year ended January 31, 2006 (“fiscal 2006”), we opened eight stores, closed four stores and remodeled 12 existing locations. Seven of the new stores have plus-size departments. We also added plus-size departments to seventeen existing DEB stores, four of which resulted from conversion of Tops ‘N Bottoms departments. We currently plan a net increase of 15 to 20 new stores in the fiscal year ending January 31, 2007 (“fiscal 2007”), the majority of which are expected to have plus-size departments. We also expect to remodel 10 to 15 locations. We are currently scheduled to close four stores in the first half of fiscal 2007. We plan to continue to carefully evaluate the profitability of individual stores and close those stores that we believe cannot meet a level of profitability that we deem acceptable.

Back to Contents

The following table shows store openings and closings for the last five fiscal years:

	Year Ended January 31,

	2006	2005	2004	2003	2002

Open at beginning of fiscal year	323	332	327	309	291
Opened during fiscal year	8	8	13	23	23
Closed during fiscal year	(4)	(17)	(8)	(5)	(5)

Open at end of fiscal year	327	323	332	327	309

Our 327 stores are located in 41 states, principally in the East and Midwest portions of the United States. The following table lists the number of stores operating within each geographic region of the country.

Number
Region	of stores

Midwest	145
East	112
West	35
New England	24
South	11

Total	327

DEB stores, which average 5,900 square feet, are located primarily in enclosed regional malls and selected strip shopping centers. DEB stores with Tops ‘N Bottoms or plus-sized departments average 8,000 square feet and are located primarily in enclosed regional malls. Tops ‘N Bottoms stores are all located in enclosed regional malls and range in size from 2,400 to 3,400 square feet. New stores are opened in existing malls, existing mall expansions, new malls and strip shopping centers. Factors considered in opening new stores include the availability of suitable locations and satisfactory lease terms, both of which are considered essential to successful operations. Key considerations in selecting sites for new stores include the geographic location of the center, the demographics of the surrounding area, the principal specialty and “anchor” stores within the center, expected customer traffic within the center, and the location of our potential store within the center itself.

Stores are distinctively designed for customer identification and are remodeled periodically as necessary. The stores are open during mall operating hours, which are generally from 10:00 A.M. to 9:30 P.M., Monday through Saturday, and from Noon to 5:00 P.M. on Sunday.

Operations

Payments for most of our sales are made by cash or Visa, MasterCard, Discover or American Express credit cards, with the balance made by check. For customer convenience, we provide layaway plans. Our policy is to permit returns of merchandise for exchange or full cash or credit refund, at the customer’s preference.

We purchase merchandise from a number of suppliers, both domestic and foreign, and we are not materially dependent on any one supplier. All merchandise is shipped directly from vendors to our central distribution facility, where it is inspected before being shipped to individual stores. We distribute our inventory by common carrier and leased trucks.

Back to Contents

The responsibility for managing our stores rests with the Director of Store Operations and a staff of 41 employees consisting of an Assistant Director of Store Operations and Regional and District Managers. A Regional Manager is responsible for an average of six districts. A District Manager is responsible for an average of 10 stores, each of which is staffed by a Store Manager and two Assistant Store Managers. The District and Regional Managers visit the stores regularly to review merchandise levels, content and presentation, staff training and other personnel issues, store security and cleanliness and adherence to standard operating procedures.

The merchandising department consists of 45 employees, including the Senior Vice President, Merchandising, Merchandise Managers, Buyers and support staff. The department is responsible for purchasing, pricing (including markdowns), inventory planning and allocating merchandise among the stores. The merchandising department’s staff is organized in the following categories: tops, bottoms, dresses, coats, lingerie, hosiery, shoes and accessories.

At January 31, 2006, we had approximately 3,500 employees, 56% of whom were employed on a part-time basis. We have a collective bargaining agreement with the United Paperworkers International Union, Philadelphia Local 286 (“UPIU”) that expires on December 31, 2008. The UPIU represents approximately 90 of our warehouse employees. We consider our employee relations to be good.

Competition

The retail sale of apparel is an extremely competitive business with numerous individual and chain store competitors, including specialty shops as well as regional and national department store chains. Many of our competitors are considerably larger than we are and have substantially greater financial and other resources.

The primary elements of competition are merchandise style, selection, quality, display and price, as well as store location and design. We believe that our strategy of specializing in the junior and plus-size sportswear market and our ability to effect volume purchases are important elements in our operations. Brand name merchandise is not a significant factor in our sales.

Available Information

Our principal Internet address is www.debshops.com. We make available free of charge on www.debshops.com our annual, quarterly, and current reports, and amendments to those reports, including exhibits thereto, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our historical filings can also be accessed directly from the SEC's website at www.sec.gov. Our Audit and Nominating Committee charters, as well as our Code of Business Conduct & Ethics, are also available on www.debshops.com.

In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to:

Barry J. Susson, CPA, Chief Financial Officer and Assistant Secretary
Deb Shops, Inc.
9401 Blue Grass Road
Philadelphia, PA 19114

The information on our website listed above is not, and should not be considered, part of this annual report on Form 10-K, and is not incorporated by reference in this document.

Back to Contents

Item 1A. Risk Factors

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained or incorporated by reference in this report. See “Forward-Looking Statements” set forth above.

We may not be able to anticipate or react to changes in merchandise trends and consumer demands and our failure to do so may lead to loss of sales and reduced profitability.

Our success depends, in large part, on our ability to anticipate and react to changes in merchandise trends in a timely manner. Any delay or failure by us in identifying and accurately responding to changing merchandise trends and consumer demands could adversely affect consumer acceptance of our product offerings, which could lead to significant markdowns and reduced sales and profitability. In addition, we make decisions for a portion of our merchandise well in advance of each of the seasons in which such merchandise will be sold. Significant deviations from projected demand for merchandise could have an adverse effect on our results of operations and financial condition, either from lost sales due to insufficient inventory or lower margins due to the need to mark down excess inventory.

We may not be able to attract or retain a sufficient number of customers in an extremely competitive retail business market, which would have an adverse effect on our business, financial condition and results of operations.

The female teen specialty apparel business is highly competitive. We compete against a large number of multi-store specialty apparel companies as well as department store and mass merchant operators, many of whom are larger and have more substantial financial and operational resources. All of our existing locations face competition from one or more of our competitors. This competitive marketplace may adversely affect our future performance and we cannot be certain that we will be able to compete effectively in the future.

If we are unable to implement our growth strategy, our ability to increase our sales, profitability and cash flow could be significantly impaired.

An increase in our sales, profitability and cash flow will depend on our ability to execute the following components of our growth strategy:

•	Increase the number of stores we operate;

•	Increase the productivity and profitability of our existing stores;

•	Increase the number of plus-sized departments in existing stores;

•	Continue our program of selectively remodeling existing stores; and

•	Continue to selectively close those locations that we believe cannot become profitable or maintain profitability.

Accomplishing our store expansion goals will depend upon a number of factors, including locating suitable sites, negotiating favorable lease terms and hiring and training qualified personnel, particularly at the store management level.

If we are unable to effectively implement our growth strategy, our ability to increase our sales, profitability and cash flow could be significantly impaired by, among other things:

•	The costs of opening and operating new stores may offset the increased sales generated by the additional stores;

•	The opening of additional stores in an existing market could reduce net sales from existing stores in that market;

•	The opening of stores in new geographic markets may present competitive challenges that are different than those we face in our existing geographic markets; and

•	The costs associated with increasing the number of plus-sized departments in existing stores may not be recouped by increases in sales volumes in those locations.

Back to Contents

Our levels of sales and earnings growth have fluctuated, and any decline in our future growth or performance could have a material adverse effect on the market price of our common stock.

A variety of factors have historically affected, and will continue to affect, our rate of growth and performance. These factors include, among other things, customer trends and preferences, competition, economic conditions, managing inventory effectively and new store openings. There can be no assurance that we will achieve positive levels of sales and earnings growth and any decline in our future growth or performance could have a material adverse effect on the market price of our common stock.

Our business could be significantly disrupted if we cannot retain or replace members of our management team.

Our success depends to a significant extent both upon the continued services of our current executive and senior management team, as well as our ability to attract and retain additional qualified management personnel in the future. Our operations could be adversely affected if, for any reason, one or more key executive officers ceased to be active in our management.

We rely on foreign sources of production.

We purchase a significant portion of our apparel directly in foreign markets and indirectly through domestic vendors with foreign sources. We face a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, including:

•	Political instability;

•	Increased security requirements applicable to imported goods;

•	Imposition or increases of duties, taxes and other charges on imports;

•	Imposition of quotas on imported merchandise;

•	Currency and exchange risks;

•	Delays in shipping; and

•	Increased costs of transportation.

New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, could increase the cost of products purchased from suppliers in such countries or restrict the importation of products from such countries. The future performance of our business will depend on foreign suppliers and may be adversely affected by the factors listed above, all of which are beyond our control. This may result in our inability to obtain sufficient quantities of merchandise or increase our cost, thereby negatively impacting sales, gross profit and net earnings.

We depend on mall and strip shopping center customer traffic.

Our sales are dependent in part on a high volume of mall and strip shopping center customer traffic. Mall and strip shopping center customer traffic may be adversely affected by, among other things, economic downturns, gasoline prices, the closing of anchor stores or changes in customer shopping preferences. A decline in the popularity of mall and strip shopping centers among our target customers could have a material adverse effect on customer traffic and reduce our sales and net earnings.

A weak fourth quarter would have a material adverse effect on our operating results for the year.

Our business is affected by the seasonality pattern that is common to most retailers. Due to the importance of our peak selling season, which includes the Christmas holiday, the fourth quarter has historically contributed, and is expected to continue to contribute, a significant portion of our net income for the entire year. In anticipation of increased sales activity during the fourth quarter, we incur significant additional costs both prior to and during the fourth quarter. Those costs include, among other things, the acquisition of inventory and the hiring of seasonal employees. Any factors negatively affecting our sales during this period of the year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our results of operations for the entire year.

Back to Contents

We depend on a single distribution center, a disruption in the operation of which could have a material adverse effect on our business, financial condition and results of operations.

We process 100% of the merchandise sold in our stores through our automated distribution center in Philadelphia, Pennsylvania. Our distribution operations are vulnerable to damage or interruption from events such as fire, flood, power interruption, technological difficulties and similar events. An extended disruption in our ability to process merchandise through our distribution center could have a material adverse effect on our business, financial condition and results of operations.

Our management information systems may prove inadequate.

We depend heavily on our management information systems for many aspects of our business. A significant portion of our key software applications have been developed internally. Additionally, we operate our management information systems with an informal business continuity plan. Our business could be materially adversely affected if our management information systems are disrupted for an extended period of time.

Fluctuations in the cost of fuel oil could impact our earnings and margins.

Prices for oil have fluctuated dramatically in the past and have risen substantially in fiscal 2006. These fluctuations impact our distribution costs, transportation costs for our field management and utility costs for our stores, corporate office and distribution center. Continuing fluctuation of the cost of fuel oil could impact our earnings and margins.

Weather conditions could adversely affect our results of operations.

Because a significant portion of our business is apparel and subject to weather conditions in our markets, our operating results may be unexpectedly and adversely affected by inclement weather. Extended periods of unseasonable temperatures in our markets, potentially during our peak seasons, could render a portion of our inventory incompatible with those unseasonable conditions. Reduced sales from extreme or prolonged unseasonable weather conditions could adversely affect our business. Additionally, frequent or unusually heavy snow, ice or rain storms might make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability.

Labor conditions could adversely affect our results of operations.

Our performance is dependent on attracting and retaining a large and growing number of quality sales associates. Many of those sales associates are in entry level or part time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. Changes that adversely impact our ability to attract and retain quality sales associates could adversely affect our performance.

Our principal shareholders may effectively exercise control over matters requiring shareholder approval.

Marvin Rounick and Warren Weiner, together with their affiliates, own, directly or indirectly, a substantial amount of our common stock. To the extent they and their affiliates vote their shares in the same manner, their combined stock ownership may effectively give them power to elect all of the directors and control the management, operations and affairs of Deb Shops, Inc. Their ownership may discourage someone from making a significant equity investment in Deb Shops, Inc. even if we needed the investment to operate our business. The size of their combined stock holdings could be a significant factor in delaying or preventing a change of control transaction that other shareholders may deem to be in their best interests, such as a transaction in which the other shareholders would receive a premium for their shares over their current trading prices.

Back to Contents

Terrorist attacks and threats or actual war may impact all aspects of our operations, revenues, costs and stock price in unpredictable ways.

Terrorist attacks in the United States, as well as future events occurring in response or in connection with them, may impact our operations, including among other things, causing delays or losses in the delivery of merchandise to us and decreased sales. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. This also could result in a deepening of any economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in the volatility of the market price for our common stock and on the future price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease all of our stores. The internal layout and fixtures of each store are designed and constructed under contracts with third parties.

Under most leases, we are required to pay, in addition to fixed minimum rental payments, charges for real estate taxes, common area maintenance fees, utility charges, insurance premiums, mall association charges and contingent rentals based upon a percentage of sales in excess of specified amounts. Certain leases provide for predetermined escalations in future minimum annual rentals.

The following table shows the current expiration dates of executed store leases, for stores in operation as of January 31, 2006. In many cases, we have renewal options.

Number of
Leases
Calendar Years	Expiring

2006 - 2007	95
2008 - 2009	72
2010 - 2011	49
2012 - 2013	45
2014 - 2015	36
2016 - 2017	24
2018 and thereafter	6

Total	327

We lease our warehouse, distribution and office space, aggregating 280,000 square feet, pursuant to a lease that expires in 2007. This facility is a modern, one-story industrial building situated on approximately 20 acres in the northeast section of Philadelphia, Pennsylvania. See Item 13. Certain Relationships and Related Transactions.

With respect to the geographic locations of our stores, see Item 1. Business – Stores.

Item 3. Legal Proceedings

We are subject to legal proceedings, employment issues and claims that arise in the ordinary course of our business. Management, after consultation with outside legal counsel, does not believe that the ultimate disposition of such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Back to Contents

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2006.

Our executive officers, each of whom serves at the discretion of the Board of Directors, are as follows:

Name	Age	Position with Company	Officer Beginning

Marvin Rounick	65	Director, President and Chief Executive Officer	1973
Warren Weiner	62	Director, Executive Vice President, Secretary and Treasurer	1973
Allan Laufgraben	67	Senior Vice President, Merchandising	1995
Barry J. Susson, CPA	43	Chief Financial Officer and Assistant Secretary	2003
Stanley A. Uhr, Esq.	60	Vice President and Corporate Counsel	1988
Stephen P. Smith	46	Vice President, Information Systems	1998
John DeAngelis	37	Vice President, Real Estate	2005
Joan M. Nolan	53	Controller	1998

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

Allan Laufgraben has been employed by the Company since December 1995, as Senior Vice President, Merchandising.

Barry J. Susson, CPA, has been employed by the Company since February 2003, as Chief Financial Officer. He was appointed Assistant Secretary in May 2005. From September 2000 to January 2003, he was Vice President of Finance of Forman Mills, Inc.; from October 1998 to August 2000, he was Executive Vice President and Chief Financial Officer of Dollar Express, Inc.

Stanley A. Uhr, Esq., has been employed by the Company since 1987. From March 1988 until October 2005, he served as Vice President, Real Estate and Corporate Counsel. Since November 2005, he has served as Vice President and Corporate Counsel.

Stephen P. Smith has been employed by the Company since 1985. Since May 1998, he has served as Vice President, Information Systems.

John DeAngelis has been employed by the Company since November 2005, as Vice President, Real Estate. From June 2004 to October 2005, he served as Assistant Vice President, Real Estate of The Dress Barn, Inc.; from June 1999 until May 2004, he served as Director of Real Estate for The Dress Barn, Inc.

Joan M. Nolan has been employed by the Company since November 1998, as Controller.

Back to Contents

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the NASDAQ Global Market under the symbol: DEBS.

The following table sets forth quarterly high and low sales prices for the two most recent fiscal years:

2006	High	Low

First Quarter	$30.08	$23.49
Second Quarter	$30.85	$23.91
Third Quarter	$25.29	$21.30
Fourth Quarter	$32.39	$25.28

2005	High	Low

First Quarter	$26.85	$20.20
Second Quarter	$26.00	$22.27
Third Quarter	$25.00	$22.05
Fourth Quarter	$27.52	$23.76

Holders

As of March 31, 2006, there were 187 record holders and approximately 2,269 beneficial holders of our Common Stock.

Dividends

We paid regular quarterly dividends for each of the two most recent fiscal years. The per-share amount of the quarterly dividends paid in each of the four quarters of fiscal 2005 and fiscal 2006 was $0.125. We also paid special dividends of $0.40 per share in the third quarter of fiscal 2005 and $6.00 per share in the third quarter of fiscal 2006. We currently intend to follow a policy of regular quarterly dividends, subject to our earnings, capital requirements and our operating and financial condition, among other factors.

Issuer Purchases of Equity Securities

There were no repurchases of our equity securities during the fourth quarter of fiscal 2006.

Back to Contents

Item 6. Selected Financial Data

The following selected financial data is derived from our consolidated financial statements. The data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the consolidated financial statements, related notes, and other financial information included herein.

Deb Shops, Inc. and Subsidiaries
Consolidated Financial Highlights

	Year Ended January 31,

(in thousands, except per share data)	2006	2005	2004	2003	2002

Net sales	$324,964	$303,778	$298,646	$317,722	$307,582
Gross profit	$113,283	$100,940	$93,074	$110,790	$107,118
Operating income	$35,772	$26,200	$18,234	$38,653	$32,676
Net income	$25,290	$17,944	$12,601	$25,284	$23,223
Net income per common share – basic	$1.79	$1.30	$0.92	$1.85	$1.71
Net income per common share – diluted	$1.78	$1.30	$0.92	$1.83	$1.70
Weighted average shares outstanding – basic	14,125	13,729	13,685	13,672	13,546
Weighted average shares outstanding – diluted	14,195	13,753	13,685	13,815	13,629
Total assets	$187,669	$242,880	$231,697	$221,153	$201,272
Deferred lease credits	$11,511	$11,114	$10,920	$9,748	$7,151
Shareholders’ equity	$131,555	$188,911	$181,547	$176,186	$156,311
Book value per share at year end	$9.19	$13.73	$13.27	$12.87	$11.47
Cash dividends declared per share of common stock	$6.500	$0.900	$0.525	$0.425	$0.325

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report. As used in this report, the terms “fiscal 2006,” “fiscal 2005,” and “fiscal 2004,” refer to our fiscal years ended January 31, 2006, 2005 and 2004, respectively. The term “fiscal 2007” refers to our fiscal year that will end on January 31, 2007.

Overview

We operate 327 women’s and men’s specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. We operate 318 stores under the name “DEB” which offer moderately priced, fashionable, coordinated women’s sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. DEB merchandise consists of clothing and accessories appealing primarily to the fashion-conscious junior and plus-sized female consumers between the ages of 13 and 25. In addition, we operate three outlet stores under the name “CSO.” The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. One hundred and sixty-three of our stores contain plus-size departments. We also operate six apparel retail stores under the name “Tops ‘N Bottoms.” The Tops ‘N Bottoms stores sell moderately priced men’s and women’s apparel. Thirteen of the DEB stores contain Tops ‘N Bottoms departments. Store information is as of January 31, 2006 unless otherwise indicated.

Back to Contents

During fiscal 2006, we continued the improvements in our operating results that began in fiscal 2005. We increased our comparable store sales by 7.0% and our total sales volume of approximately $325,000,000 represented an all time high for our company. Our comparable store sales performance was driven principally by increases in our dress and footwear departments. We also continued to reduce markdowns as a percentage of sales which, when combined with the comparable store sales increase, allowed us to better leverage fixed costs and report significant gains in net income and earnings per share in each quarter. As a percentage of sales, our gross margin increased 170 basis points to 34.9%, operating margin improved 240 basis points to 11.0% and net income and diluted earnings per share increased 41% and 37% to $25.3 million and $1.78, respectively. We also continued our expansion of the number of stores offering plus-sized merchandise, ending the year with 163 plus-sized departments versus 140 at the end of fiscal 2005. We believe that our stores offering both junior and plus-sized merchandise present more of a destination-shopping environment for our customers. We also continued our program of selective store closings with the exiting of four locations. We are currently scheduled to close four stores in the first half of fiscal 2007 and will continue to carefully evaluate the profitability of individual stores and close those stores that we believe cannot meet a level of profitability that we deem acceptable.

During fiscal 2007, we expect a net increase of 15 to 20 stores. We anticipate the large majority of the new stores will include plus-sized departments as we look to grow this business and further differentiate ourselves from our competition. We also expect to continue to update our existing stores through our selective remodeling program.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), Share-Based Payment (“FAS 123 (R)”). FAS 123(R) revised FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. FAS 123(R) must be adopted no later than for fiscal years beginning after June 15, 2005.

Prior to February 1, 2006, in complying with FAS 123, we disclosed the value of stock options granted and their pro forma impact on our net income in a footnote to our financial statements. Information contained in our footnotes provides the impact on pro forma net income for past financial statements. Effective February 1, 2006, we adopted the modified prospective application of implementing FAS 123(R). As of January 31, 2006, the compensation cost related to non-vested stock options not yet recognized totals approximately $206,000. The majority of this amount will be recognized during fiscal 2007. The impact of the adoption of FAS 123(R) on fiscal 2007 net income is expected to be less than $0.01 per diluted share. This amount would increase if we issue additional options.

The following table sets forth certain store information:

	Store Data[1]
	Year Ended January 31,

	2006	2005	2004

Stores open at end of the year	327	323	332
Average number in operation during the year	325	327	331
Average net sales per store (in thousands)	$998	$929	$902
Average operating income per store (in thousands)	$110	$80	$55
Comparable store sales[2] – percent change	7.0%	1.0%	(9.7)%

[1]	Includes Tops ‘N Bottoms stores
[2]	Comparable store sales include stores opened for both periods. A store is added to the comparable store base in its 13th month of operation.

Back to Contents

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Year Ended January 31,

	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Gross profit	34.9%	33.2%	31.2%
Operating income	11.0%	8.6%	6.1%
Income before income taxes	12.3%	9.4%	6.5%
Income tax provision	4.5%	3.5%	2.3%
Net income	7.8%	5.9%	4.2%

Fiscal 2006 compared to Fiscal 2005

Net sales

Net sales increased $21,186,000, or 7.0%, to $324,964,000 in fiscal 2006 from $303,778,000 in fiscal 2005. The increase in net sales was due to a 7.0% or $20,448,000 increase in comparable store sales, as well as to the net effect of stores excluded from the comparable store sales calculation of $737,000. The increase is due to improved acceptance of our merchandise offering, particularly in our dress and footwear departments, versus last year, as evidenced by a 337 basis point reduction in markdowns in fiscal 2006 versus fiscal 2005.

Cost of sales, including buying and occupancy costs

Cost of sales, including buying and occupancy costs, increased $8,842,000 or 4.4%, to $211,680,000 in fiscal 2006 from $202,838,000 in fiscal 2005. As a percentage of net sales, these costs decreased to 65.1% in fiscal 2006 from 66.8% in fiscal 2005. The dollar increase between periods was due primarily to the $21,186,000 increase in sales. The decrease as a percentage of sales was due to an improvement in merchandise margins as a result of the aforementioned 337 basis point reduction in markdowns. Buying and occupancy costs were 15.8% and 16.7% of net sales for fiscal 2006 and 2005, respectively.

Selling and administrative expenses

Selling and administrative expenses increased $2,714,000 or 3.9%, to $72,070,000 in fiscal 2006 from $69,356,000 in fiscal 2005. As a percentage of net sales, these costs decreased to 22.2% in fiscal 2006 from 22.8% in fiscal 2005. The dollar increase between the periods was due to increases in store related payroll costs, health and workers’ compensation insurance, professional services fees and merchant fees relating to customer credit card charges. The decrease as a percentage of sales was a result of the sales increase in fiscal 2006.

Depreciation and amortization

Depreciation and amortization expense increased $57,000 or 1.1%, to $5,441,000 in fiscal 2006 from $5,384,000 in fiscal 2005. As a percentage of net sales, these expenses decreased to 1.7% in fiscal 2006 from 1.8% in fiscal 2005. During fiscal 2005, we recognized $176,000 in asset impairment charges related to unprofitable stores. No impairment charges were recorded in fiscal 2006.

Operating income

Operating income increased $9,572,000 or 36.5%, to $35,772,000 in fiscal 2006 from $26,200,000 in fiscal 2005. As a percentage of net sales, operating income increased to 11.0% in fiscal 2006 from 8.6% in fiscal 2005. The dollar and percentage increases were due primarily to the aforementioned increases in sales and gross profit margin, offset by increases in selling and administrative and depreciation expense.

Other income, principally interest

Other income, principally interest, increased $1,819,000 or 78.5% to $4,135,000 in fiscal 2006 from $2,316,000 in fiscal 2005. Other income was offset by losses on disposition of fixed assets of $69,000 in fiscal 2006 and $70,000 in fiscal 2005. The increase between fiscal periods was primarily due to higher average interest rates in fiscal 2006 versus fiscal 2005, offset by a $23,206,000 reduction in our average investment in marketable securities during the year as a result of our August 2005 $6.00 per share special dividend. The total amount of dividends we paid in fiscal 2006 was approximately $93,003,000.

Back to Contents

Income tax provision

The income tax provision for fiscal 2006 was $14,617,000, resulting in a 36.6% effective tax rate, as compared to $10,572,000 and a 37.1% effective tax rate for fiscal 2005. The decrease in the effective rate between fiscal periods was due to the fact that current year tax-exempt interest earnings represented a larger percentage of pretax earnings and to a federal deduction for a state tax settlement. These items were partially offset by an increase in our effective state tax rate. The effective tax rate in both fiscal years was greater than the statutory federal rate, primarily as a result of state income taxes, partially offset by tax-exempt interest.

Fiscal 2005 compared to Fiscal 2004

Net sales

Net sales increased $5,132,000, or 1.7%, to $303,778,000 in fiscal 2005 from $298,646,000 in fiscal 2004. The increase in net sales was due to a 1.0% or $3,000,000 increase in comparable store sales, as well as from new store sales of $2,132,000. The increase was due to improved acceptance of our merchandise offering versus fiscal 2004, particularly as evidenced by a 340 basis point reduction in markdowns in fiscal 2005 versus fiscal 2004.

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

Depreciation and amortization

Depreciation and amortization expense decreased $356,000 or 6.2%, to $5,384,000 in fiscal 2005 from $5,740,000 in fiscal 2004. As a percentage of net sales, these expenses decreased to 1.8% in fiscal 2005 from 1.9% in fiscal 2004. A portion of our store assets and corporate computer equipment became fully depreciated during the year, resulting in a reduction in depreciation expense versus fiscal 2004. During fiscal 2005 and 2004, we recognized $176,000 and $181,000, respectively, in impairment charges related to unprofitable stores.

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

Back to Contents

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

Liquidity and Capital Resources

As of January 31, 2006, we had cash and cash equivalents of $26,521,000 and marketable securities of $91,000,000 compared to cash and cash equivalents of $30,299,000 and marketable securities of $146,100,000 as of January 31, 2005. The cash and cash equivalents are invested principally in money market mutual funds, while the marketable securities are invested principally in auction market securities, which trade on a par-in, par-out basis and provide interest-rate reset options on a revolving 35-day basis. Because we regularly liquidate our investments in these securities for reasons including, among others, changes in market interest rates and changes in the availability of and the yield on alternative investments, we have classified these securities as available for sale. We do not invest for trading purposes. Accordingly, we do not believe we have significant exposure to market risk with respect to our investments.

During the past three fiscal years, we internally funded all of our operating needs, including capital expenditures for the opening of new stores and the remodeling of existing stores, as well as for expenditures pertaining to upgrades to our merchandise distribution system. Total cash provided by operating activities for fiscal 2006, 2005 and 2004, was $29,345,000, $24,940,000, and $24,777,000, respectively. For fiscal 2006, cash provided by operations was primarily the result of net income, increased by depreciation, increases in accrued expenses, income taxes payable and deferred lease credits, offset by an increase in merchandise inventories as a result of the earlier receipt of spring 2006 merchandise versus 2005 and the fact that we operated 163 plus-sized departments at the end of fiscal 2006 versus 140 plus-sized departments at the end of fiscal 2005. For fiscal 2005, cash provided by operations was primarily the result of net income, increased by depreciation, increases in income taxes and trade accounts payable and accrued expenses, offset by an increase in merchandise inventories. For fiscal 2004, cash provided by operations was primarily the result of net income, increased by depreciation, increases in trade accounts payable and deferred lease credits and a decrease in merchandise inventories, offset by a net decrease in accrued expenses and income taxes payable. Using cost of sales (excluding buying and occupancy expenses) divided by average inventory at cost for the applicable periods, the inventory turnover rates were approximately 5.3, 5.5, and 5.5 times during fiscal 2006, 2005 and 2004, respectively.

Net cash provided by investing activities was $50,067,000 in fiscal 2006. These funds were generated from the net redemption of our investment securities, offset by purchases of fixtures and equipment, principally for new and remodeled stores. We redeemed investment securities to fund the $6.00 per common share special dividend we paid in August 2005. During fiscal 2005 and fiscal 2004, cash used in investing activities was $18,121,000 and $18,182,000, respectively. During these fiscal years, these funds were principally used for the purchase of marketable securities and for the opening of new stores and the remodeling of existing stores. During the past three fiscal years, the number of store openings and remodels were as follows:

	Year Ended January 31,

	2006	2005	2004

New stores	8	8	13
Remodeled stores	12	11	17

Net cash used in financing activities was $83,190,000, $10,585,000 and $6,898,000 for fiscal 2006, 2005 and 2004, respectively. During these fiscal years, these funds were principally used for the payment of dividends on preferred and common stock. Fiscal 2006 included the aforementioned $6.00 per common share special dividend, amounting to $85,916,000, paid in August 2005. In fiscal 2006 and 2005, these amounts were partially offset by the proceeds from the exercise of stock options of $9,813,000 and $1,831,000, respectively. There were no stock option exercises during fiscal 2004.

Back to Contents

During fiscal 2007, we expect to begin the roll-out of new point-of-sale hardware and software. The total cost of this implementation, which we expect to complete during fiscal 2008, is not expected to be in excess of $4,000,000. We had an unsecured line of credit in the amount of $20,000,000 as of January 31, 2006. Of this amount, $507,000 was outstanding as letters of credit for the purchase of inventory. We believe that internally generated funds will be sufficient to meet our anticipated capital expenditures and current operating needs. Initial lease terms for our retail apparel stores, warehouse and office building range from 15 to 20 years. Following is a summary of our contractual obligations for minimum rental payments on our non-cancelable operating leases and minimum payments on other commitments as of January 31, 2006:

	Payments Due by Period

		Less than 1	1 - 3	3 - 5	More than 5
	Total	year	years	years	years

Operating leases	$136,924,000	$25,544,000	$40,426,000	$29,905,000	$41,049,000
Other commitments	507,000	507,000	—	—	—

Total	$137,431,000	$26,051,000	$40,426,000	$29,905,000	$41,049,000

The above table excludes $1,804,000 in dividends, which were accrued at January 31, 2006 and were paid in February 2006.

Seasonal Nature of Operations

During fiscal 2006, approximately 27% and 51% of our net sales and net income occurred during the fourth quarter, as compared to 27% and 59% of our net sales and net income for fiscal 2005. The fourth quarter includes the Christmas selling season. The decrease in the percentage of our fiscal 2006 fourth quarter net income compared to the fourth quarter of fiscal 2005 was due to the increase in net income for the first three quarters of fiscal 2006 versus the comparable period in fiscal 2005. See “Quarterly Financial Information (Unaudited)” and the preceding discussions on “Fiscal 2006 compared to Fiscal 2005” and “Fiscal 2005 compared to Fiscal 2004.”

Critical Accounting Policies

Our accounting policies are more fully described in Note A of the Notes to Consolidated Financial Statements included herein. The consolidated financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data have been prepared in conformity with accounting principles generally accepted in the United States. This requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on historical experience, analysis of current trends, and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.

Periodically, our accounting policies, assumptions, and estimates are reevaluated and adjustments are made when facts and circumstances warrant. Historically, actual results have not differed materially from those determined using required estimates. Our significant accounting policies are described in the notes accompanying the financial statements included in Item 8. Financial Statements and Supplementary Data. However, we consider the following accounting policies to be more dependent on the use of estimates and assumptions.

Back to Contents

Revenue Recognition

Revenue from merchandise sales is net of returns and allowances and excludes sales tax. The provisions of the SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” (as amended by SAB 104) have been applied, and as a result, a reserve is provided for estimated future sales returns that is based on an analysis of actual returns received following the end of each fiscal period. We also defer the recognition of layaway sales to the date of delivery. A change in the actual rate of sales returns and layaway sales experience would affect the amount of revenue recognized.

Inventories

Merchandise inventories are valued at the lower of cost or market as determined by the retail inventory method (first-in, first-out method), which is an averaging method that is widely used in the retail industry. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are adjusted based on the effects of markdowns and shrinkage relating to our retail inventories. The use of the RIM will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. The RIM calculation involves certain significant management judgments and estimates including, among others, initial merchandise pricing, markups, markdowns, and shrinkage, all of which affect the ending inventory valuation at cost as well as resulting gross margins. Events such as store closings, liquidations, and the general economic environment for retail apparel sales could result in an increase in the level of markdowns, which under the RIM would result in lower inventory values and an increase to cost of goods sold as a percentage of net sales in future periods. In addition, failure to estimate markdowns currently would result in an overstatement of inventory cost under the lower of cost or market principle.

Income Taxes

As part of the periodic financial statement closing process, we estimate our income tax liability and assess the recoverability of deferred tax assets. Income taxes payable are estimated based on enacted tax rates applied to the income expected to be taxed currently. The realizability of deferred tax assets is assessed based on the availability of carrybacks of future deductible amounts and the projection of future taxable income. We cannot guarantee that we will be profitable in future years. Historically, there have not been significant differences between the estimated tax accrual versus actual amounts.

Impairment of Long-Lived Assets

As required under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we are required to assess our long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evaluating potential impairment, consideration is given to historical performance and future estimated results. The carrying amount of the asset is then compared to the estimated future undiscounted cash flows expected to result from the use of the asset. If the estimated future undiscounted cash flows are less than the carrying amount of the asset, such asset is written down to its estimated fair value and an impairment loss is recognized. No impairment charges were recorded during fiscal 2006. During fiscal 2005 and 2004, we recognized $176,000 and $181,000, respectively, in impairment charges related to unprofitable stores.

Workers’ Compensation Insurance

We use estimates in the determination of the required accruals for workers’ compensation insurance. These estimates are based upon review of historical information, current claims experience and consultation with third-parties. Future projections of claims may require management to revise these accruals.

Recent Accounting Pronouncements

On December 16, 2004 the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), Share-Based Payment (“FAS 123 (R)”). FAS 123(R) revised FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. FAS 123(R) must be adopted no later than for fiscal years beginning after June 15, 2005.

Back to Contents

Prior to February 1, 2006, in complying with FAS 123, we disclosed the value of stock options granted and its pro forma impact on our net income in a footnote to our financial statements. Information contained in our footnotes provides the impact on pro forma net income for past financial statements. Effective February 1, 2006, we adopted the modified prospective application of implementing FAS 123(R). As of January 31, 2006, the compensation cost related to non-vested stock options not yet recognized totals approximately $206,000. The majority of this amount will be recognized during fiscal 2007. The impact of the adoption of FAS 123(R) on fiscal 2007 net income is expected to be less than $0.01 per diluted share. This amount would increase if we issue additional options.

Item7A. Quantitative and Qualitative Disclosures About Market Risk

See the first paragraph under the caption “Liquidity and Capital Resources” in this Annual Report on Form 10-K for a discussion regarding quantitative and qualitative disclosures about market risk.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2006. In making this assessment, our management used the criteria set forth in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of January 31, 2006.

Our independent registered public accounting firm, BDO Seidman LLP, has issued an attestation report on management's assessment of our internal control over financial reporting, which appears immediately following this report.

Back to Contents

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting

Board of Directors and Shareholders
Deb Shops, Inc. and subsidiaries
Philadelphia, Pennsylvania

We have audited management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting, that Deb Shops, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on the COSO criteria.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended January 31, 2006, and our report dated April 10, 2006 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

Philadelphia, Pennsylvania
April 10, 2006

Back to Contents

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Deb Shops, Inc. and subsidiaries
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Deb Shops, Inc. and subsidiaries as of January 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deb Shops, Inc. and subsidiaries at January 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Deb Shops, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 10, 2006 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

Philadelphia, Pennsylvania
April 10, 2006

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Deb Shops, Inc.

We have audited the accompanying consolidated balance sheet of Deb Shops, Inc. and subsidiaries as of January 31, 2004 (not included herein), and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deb Shops, Inc. and subsidiaries at January 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note B, the consolidated financial statements for fiscal 2004 were restated in fiscal 2005.

ERNST & YOUNG LLP
Philadelphia, Pennsylvania
March 8, 2004,
except for Note B as to which the date is
April 15, 2005

Back to Contents

DEB SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,

	2006	2005	2004

Net sales	$324,963,607	$303,778,103	$298,645,811

Cost of sales, including buying and occupancy costs	211,680,152	202,837,874	205,571,543

Gross profit	113,283,455	100,940,229	93,074,268

Operating expenses:
Selling and administrative	72,070,465	69,356,328	69,100,302
Depreciation and amortization	5,441,096	5,384,283	5,740,192

	77,511,561	74,740,611	74,840,494

Operating income	35,771,894	26,199,618	18,233,774
Other income, principally interest	4,135,410	2,316,312	1,362,198

Income before income taxes	39,907,304	28,515,930	19,595,972
Income tax provision	14,617,000	10,572,000	6,995,000

Net income	$25,290,304	$17,943,930	$12,600,972

Net income per common share
Basic	$1.79	$1.30	$0.92

Diluted	$1.78	$1.30	$0.92

Weighted average number of common shares outstanding
Basic	14,125,484	13,729,100	13,684,900

Diluted	14,195,078	13,753,461	13,684,900

See notes to consolidated financial statements.

Back to Contents

DEB SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,

	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$26,520,757	$30,298,970
Marketable securities	91,000,000	146,100,000
Merchandise inventories	32,902,705	30,560,176
Prepaid expenses and other	3,247,389	2,616,185
Deferred income taxes	1,180,154	910,889

Total current assets	154,851,005	210,486,220

Property, Plant and Equipment – at cost
Land	150,000	150,000
Buildings	2,365,697	2,365,697
Leasehold improvements	55,615,772	53,168,985
Furniture and equipment	16,794,542	16,568,516

	74,926,011	72,253,198

Less accumulated depreciation and amortization	51,600,719	48,993,382

Net property, plant and equipment	23,325,292	23,259,816

Other Assets
Deferred income taxes	7,780,844	7,421,935
Other	1,712,223	1,712,223

Total other assets	9,493,067	9,134,158

Total assets	$187,669,364	$242,880,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$26,917,480	$26,921,683
Accrued expenses and other	13,173,334	11,314,244
Income taxes payable	4,511,782	4,618,905

Total current liabilities	44,602,596	42,854,832

Deferred lease credits	11,511,430	11,114,224

Total liabilities	56,114,026	53,969,056

Shareholders’ Equity
Series A preferred stock, par value $1.00 per share:
Authorized – 5,000,000 shares
Issued and outstanding – 460 shares,liquidation value $460,000	460	460

Common stock, par value $.01 per share:
Authorized – 50,000,000 shares
Issued – 15,688,290 shares	156,883	156,883
Additional paid-in capital	14,187,841	7,232,646
Retained earnings	125,684,867	193,467,638

	140,030,051	200,857,627
Less common treasury shares, at cost:
January 31, 2006:1,366,482; January 31, 2005: 1,926,279	8,474,713	11,946,489

Total shareholders’ equity	131,555,338	188,911,138

Total liabilities and shareholders’ equity	$187,669,364	$242,880,194

See notes to consolidated financial statements.

Back to Contents

DEB SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
	Preferred	Common	Additional	Retained
	Stock	Stock	Paid-In Capital	Earnings	Treasury Stock	Totals

Balances – February 1, 2003	$460	$156,883	$5,864,790	$182,588,234	$(12,424,720)	$176,185,647
Net income				12,600,972		12,600,972
Dividends on preferred stock ($120 per share)				(55,200)		(55,200)
Dividends on common stock ($0.525 per share)				(7,184,574)		(7,184,574)

Balances – January 31, 2004	460	156,883	5,864,790	187,949,432	(12,424,720)	181,546,845
Net income				17,943,930		17,943,930
Dividends on preferred stock ($120 per share)				(55,200)		(55,200)
Dividends on common stock ($0.900 per share)				(12,370,524)		(12,370,524)
Stock options exercised			1,353,156		478,231	1,831,387
Tax benefit from exercise of stock options			14,700			14,700

Balances – January 31, 2005	460	156,883	7,232,646	193,467,638	(11,946,489)	188,911,138
Net income				25,290,304		25,290,304
Dividends on preferred stock ($120 per share)				(55,200)		(55,200)
Dividends on common stock ($6.500 per share)				(93,017,875)		(93,017,875)
Stock options exercised			6,341,083		3,471,776	9,812,859
Tax benefit from exercise of stock options			614,112			614,112

Balances – January 31, 2006	$460	$156,883	$14,187,841	$125,684,867	$(8,474,713)	$131,555,338

See notes to consolidated financial statements.

Back to Contents

DEB SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,

	2006	2005	2004

Cash flows from operating activities:
Net income	$25,290,304	$17,943,930	$12,600,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,441,096	5,384,283	5,740,192
Deferred income tax benefit	(840,000)	(235,000)	(740,000)
Loss on retirement of property, plant and equipment	69,060	70,401	278,910
Changes in operating assets and liabilities:
(Increase) decrease in merchandise inventories	(2,342,529)	(2,295,501)	1,646,615
(Increase) decrease in prepaid expenses and other	(631,204)	351,618	(470,872)
(Decrease) increase in trade accounts payable	(4,203)	398,124	4,906,893
Increase in accrued expenses and other	1,246,714	1,163,149	465,528
Increase (decrease) in income taxes payable	718,812	1,964,973	(903,419)
Increase in deferred lease credits	397,206	194,137	1,251,819

Net cash provided by operating activities	29,345,256	24,940,114	24,776,638

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,033,231)	(4,220,861)	(4,231,924)
Purchases of investment securities	(111,100,000)	(79,600,000)	(70,350,000)
Sales of investment securities	166,200,000	65,700,000	56,400,000

Net cash provided by (used in) investing activities	50,066,769	(18,120,861)	(18,181,924)

Cash flows from financing activities:
Preferred stock cash dividends paid	(55,200)	(55,200)	(55,200)
Common stock cash dividends paid	(92,947,897)	(12,360,887)	(6,842,451)
Proceeds from exercise of stock options	9,812,859	1,831,386	—

Net cash used in financing activities	(83,190,238)	(10,584,701)	(6,897,651)

Decrease in cash and cash equivalents	(3,778,213)	(3,765,448)	(302,937)
Cash and cash equivalents at beginning of year	30,298,970	34,064,418	34,367,355

Cash and cash equivalents at end of year	$26,520,757	$30,298,970	$34,064,418

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes, net	$12,641,000	$8,991,000	$8,543,000

See notes to consolidated financial statements.

Back to Contents

DEB SHOPS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

– A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operation: Deb Shops, Inc. (hereinafter referred to as “DEB”, “we”, “our” or the “Company”) operates 327 women’s and men’s specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. We operate 321 stores under the name “DEB” which offer moderately priced, fashionable, coordinated women’s sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. DEB merchandise consists of clothing and accessories appealing primarily to the fashion-conscious junior and plus-sized female consumers between the ages of 13 and 25. In addition, we operate three outlet stores under the name “CSO.” The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. One hundred and sixty-three of the DEB stores contain plus-size departments. We also operate six apparel retail stores under the name “Tops ‘N Bottoms.” The Tops ‘N Bottoms stores sell moderately priced men’s and women’s apparel. Thirteen of the DEB stores contain Tops ‘N Bottoms departments.

Consolidation: Our consolidated financial statements include the accounts of the Company and our subsidiaries, after elimination of all intercompany transactions and accounts.

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

Property, Plant and Equipment: Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of ten years or the remaining term of the lease. Furniture and equipment is depreciated over the lesser of seven years or the remaining term of the lease. For software developed for internal use, all external direct costs for materials and services and certain internal payroll and fringe benefits are capitalized in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” At January 31, 2006, approximately $116,000 has been capitalized relating to development of software for our new point-of-sale system. There were no similar amounts recorded as of January 31, 2005. Gain or loss on disposition of property, plant and equipment is included in other income.

Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows relating to the asset is compared to the asset’s carrying value to determine if an impairment exists pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. No impairment charges were recorded during fiscal 2006. During fiscal 2005 and 2004, we recognized $176,000 and $181,000, respectively, in impairment charges related to unprofitable stores. These amounts are included in depreciation and amortization in the accompanying consolidated statement of operations.

Back to Contents

Other Assets: We are the assignee of policies insuring the lives of our Chief Executive Officer and his wife and our Executive Vice President and his wife. Together with the policies’ cash surrender values, these assignments secure repayment of policy premiums we paid for these policies. No premium payments have been made since the fiscal year ended January 31, 1999. The amount of premiums we paid total $1,712,233. This amount is included in Other Assets in the accompanying consolidated balance sheets.

Lease Accounting: Accounting for store leases commences on the date we take possession of the leased space, which generally is one month prior to lease commencement. Landlord allowances are recorded as deferred lease credits. These amounts are amortized as a reduction of rent expense over the initial term of the lease, commencing with the date of possession.

Certain store leases provide for predetermined escalations in future minimum annual rentals. The pro rata portion of future minimum rent escalations is included in the consolidated statements of operations as a component of cost of sales, including buying and occupancy costs and in the consolidated balance sheets as a component of deferred lease credits.

Revenue Recognition: Revenue from merchandise sales is net of returns and allowances and excludes sales tax. The provisions of the SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” (as amended by SAB 104) have been applied, and as a result, a reserve is provided for estimated future sales returns that is based on an analysis of actual returns received following the end of each fiscal period. We also defer the recognition of layaway sales to the date of delivery.

Cost of Sales: Cost of sales includes the cost of merchandise, buying (including freight costs) and occupancy costs. The cost of handling merchandise is included in selling and administrative costs.

Stock-based Compensation Plans: In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods for a voluntary transition to the fair-value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of the standard was effective for fiscal years and interim periods beginning after December 15, 2002. Rather than adopt the fair-value method of accounting for stock-based compensation, we chose to continue accounting for such items using the intrinsic value method. As required, we did adopt the disclosure provisions of this standard.

In February 2002, we adopted the Deb Shops, Inc. Incentive Stock Option Plan as Amended and Restated Effective January 1, 2002 (the “Plan”). The Plan is more fully described in Note G. Through January 31, 2006 we continued to use the accounting method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for the Plan. Under APB Opinion No. 25, generally, when the exercise price of our stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, to all stock-related compensation.

Back to Contents

For purposes of pro forma disclosures, the estimated fair value of the stock options under the Plan is amortized to expense over their vesting periods.

	Year Ended January 31,

	2006	2005	2004

Net income as reported	$25,290,304	$17,943,930	$12,600,972
Stock-based employee compensation cost	(222,921)	(662,316)	(2,061,296)

Pro forma net income	$25,067,383	$17,281,614	$10,539,676

Basic net income per common share, as reported	$1.79	$1.30	$0.92
Pro forma basic net income per common share	$1.77	$1.25	$0.77

Diluted net income per common share, as reported	$1.78	$1.30	$0.92
Pro forma diluted net income per common share	$1.76	$1.25	$0.77

Statements of Cash Flows: We consider all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents. Included in cash and cash equivalents at January 31, 2006 and January 31, 2005 is $22,362,000 and $26,051,000, respectively, of investments in money market mutual funds. These investments are carried at cost, which approximates market.

Recent Accounting Pronouncements: On December 16, 2004 the FASB issued FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123 (R)”). FAS 123(R) revised FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. FAS 123(R) must be adopted no later than for fiscal years beginning after June 15, 2005.

Prior to February 1, 2006, in complying with FAS 123, we disclosed the value of stock options granted and its pro forma impact on our net income in a footnote to our financial statements. Information contained in our footnotes provides the impact on pro forma net income for past financial statements. Effective February 1, 2006, we adopted the modified prospective application of implementing FAS 123(R). As of January 31, 2006, the compensation cost related to non-vested stock options not yet recognized totals approximately $206,000. The majority of this amount will be recognized during fiscal 2007. The impact of the adoption of FAS 123(R) on fiscal 2007 net income is expected to be less than $0.01 per diluted share. This amount would increase if we issue additional options.

– B – RESTATEMENT OF FINANCIAL STATEMENTS

During January 2005, as a result of the publicity on the restaurant industry financial statement restatements related to leases, we commenced a review of certain of our accounting policies related to leases. In February 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating-lease-related accounting issues and their application under generally accepted accounting principles in the United States of America ("GAAP"). Based on our internal review, and after consultation with the Audit Committee of our Board of Directors and predecessor independent registered public accounting firm, as initially reported in our fiscal 2005 Annual Report on Form 10-K/A, we restated our financial statements for years prior to fiscal 2005 to correct our accounting for landlord allowances, calculation of straight-line rent expense, recognition of rent holiday periods, and depreciation of leasehold improvements for our retail stores.

Back to Contents

In prior years, we classified our investments in auction rate certificates as cash and cash equivalents. During fiscal 2005, additional clarification was provided regarding the financial statement classification of this type of investment. Pursuant to this guidance, auction rate securities are not to be classified as cash and cash equivalents. As a result, as initially reported in our fiscal 2005 report on Form 10-K/A, we restated the consolidated statement of cash flows for the year ended January 31, 2004 to reflect the purchase and sale activity within the investing activities section of the consolidated statement of cash flows. This change had no effect on current or total assets or net income.

Details of the restatement of our fiscal 2004 financial statements were reported in our fiscal 2005 Annual Report on Form 10-K/A.

– C – MARKETABLE SECURITIES

Our investments in marketable securities consist of auction market debt instruments issued principally by state student loan financing entities. These instruments, which trade on a par-in, par-out basis, provide interest-rate reset options on a revolving 35-day basis. Because we regularly liquidate our investments in these securities for reasons including, among others, changes in market interest rates and changes in the availability of and the yield on alternative investments, we have classified these securities as available for sale. The carrying values of these securities approximate fair value. There were no realized gains or losses on these investments for the years ended January 31, 2006, 2005 or 2004. Contractual maturities of available for sale securities at January 31, 2006 consisted of $4,850,000 maturing between one and 10 years and $86,150,000 maturing after 10 years.

– D – EARNINGS PER SHARE

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations:

	Year Ended January 31,

	2006	2005	2004

Net income	$25,290,304	$17,943,930	$12,600,972
Dividends on preferred stock	(55,200)	(55,200)	(55,200)

Income available to common shareholders	$25,235,104	$17,888,730	$12,545,772

Basic weighted average number of common shares outstanding	14,125,484	13,729,100	13,684,900
Effect of dilutive stock options	69,594	24,361	—

Diluted weighted average number of common shares outstanding	14,195,078	13,753,461	13,684,900

Back to Contents

– E – INCOME TAXES

Income tax provision consists of the following components:

	Year Ended January 31,

	2006	2005	2004

Current:
Federal	$12,676,000	$8,749,000	$6,585,000
State	2,781,000	2,058,000	1,150,000

	15,457,000	10,807,000	7,735,000
Deferred:
Federal	(674,000)	(77,000)	(420,000)
State	(166,000)	(158,000)	(320,000)

	(840,000)	(235,000)	(740,000)

	$14,617,000	$10,572,000	$6,995,000

A reconciliation of our effective income tax rate with the statutory federal rate follows:

	Year Ended January 31,

	2006	2005	2004

Tax provision at statutory rate	$13,968,000	$9,981,000	$6,859,000
State income taxes, net of federal income tax benefit	1,826,000	1,094,000	413,000
Permanent items, primarily tax exempt interest income	(991,000)	(607,000)	(430,000)
Other	(186,000)	104,000	153,000

	$14,617,000	$10,572,000	$6,995,000

Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. The components of deferred tax assets and liabilities are as follows:

	January 31,

	2006	2005

Deferred tax assets:
Depreciation and amortization	$8,122,000	$7,322,000
Accrued expenses and other	866,000	529,000
Uniform cost capitalization	750,000	669,000
Deferred lease credits	—	101,000

	9,738,000	8,621,000
Deferred tax liabilities:
Prepaid expenses	(436,000)	(288,000)
Deferred lease credits	(341,000)	—

	(777,000)	(288,000)

	$8,961,000	$8,333,000

Back to Contents

– F – LEASES

Initial lease terms for all of our retail apparel stores range from 15 to 20 years, including renewal options. In most instances, we pay real estate taxes, insurance and maintenance costs on the leased properties and contingent rentals based upon a percentage of sales, as defined in the lease agreements.

Our warehouse and office building is leased from a partnership whose partners include three of our directors, including the President and Executive Vice President. The original expiration date was June 14, 2002; however, the lease was amended to extend its term through June 14, 2007. Rent expense recognized in conjunction with this lease was $550,000 for fiscal years 2006, 2005 and 2004, respectively.

Future minimum rental commitments for all non-cancelable leases at January 31, 2006 are as follows:

Operating
Year Ending January 31,	Leases

2007	$25,544,000
2008	21,502,000
2009	18,924,000
2010	16,263,000
2011	13,642,000
Thereafter	41,049,000

Total minimum rental commitments	$136,924,000

Rent expense incurred under operating leases includes the following:

	Year Ended January 31,

	2006	2005	2004

Base rent	$26,633,000	$26,413,000	$26,006,000
Contingent rent based on sales	2,418,000	2,142,000	1,975,000
Landlord allowances recognized	(1,367,000)	(1,119,000)	(979,000)

Total rent expense	$27,684,000	$27,436,000	$27,002,000

– G – STOCK OPTION PLAN

In February 2002, we adopted the Deb Shops, Inc. Incentive Stock Option Plan as Amended and Restated Effective January 1, 2002 (the “Plan”). Our Board of Directors, together with our Stock Option and Compensation Committees, administer the Plan. Under the Plan, options to purchase up to 3,000,000 shares of our common stock, par value $.01 per share may be granted to employees or non-employee directors on the basis of contributions to our operations. The price payable for the shares of common stock under each stock option are fixed by the Board or the applicable Committee at the time of grant, but will be no less than 100% of the fair market value of our common stock at the time the stock option is granted. Options are exercisable commencing one year after the date of grant, subject to such vesting requirements as the Board or the applicable Committee may specify. The outstanding options expire through November 2012. There were 868,500 options reserved for future grant under the Plan as of January 31, 2006.

Back to Contents

A summary of our stock option activity and related information for the fiscal years ended January 31 follows:

		Weighted Average
	Options	Exercise Price

Outstanding, February 1, 2003	1,381,500	$23.77
Granted	45,000	23.75
Cancelled	(46,500)	23.75

Outstanding, January 31, 2004	1,380,000	23.77
Granted	15,000	23.75
Exercised	(77,111)	23.75
Cancelled	(123,500)	23.75

Outstanding, January 31, 2005	1,194,389	23.77
Granted	15,000	25.28
Exercised	(1,061,389)	23.75

Outstanding, January 31, 2006	148,000	$23.91

The remaining contractual life of the outstanding options ranges from 1.1 to 6.9 years. Of the 148,000 options outstanding at January 31, 2006, 63,000 were exercisable at an exercise price of $23.75.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The model used the following assumptions:

	Fiscal 2006 Grants	Fiscal 2005 Grants	Fiscal 2004 Grants

	Three to seven years	Five years	Five years
Expected life
Risk-free interest rate	5.0%	4.3%	4.3%
Volatility	34.7%	34.7%	34.7%
Dividend yield	2.0%	2.2%	2.6%
Estimated fair value of options granted	$7.94	$6.47	$4.69

– H – COMMITMENTS AND CONTINGENCIES

We have an unsecured line of credit in the amount of $20,000,000. As of January 31, 2006, $507,000 was outstanding for letters of credit supporting the purchase of inventory.

One of our employees has an employment agreement that provides for, among other things, a base salary plus a bonus of 4% of the improvement in the operating results of our DEB business over a base-year amount. No bonuses were earned in any of the fiscal years ended January 31, 2006, 2005 or 2004. This agreement is applicable through fiscal 2007.

We have a defined contribution plan that covers all employees over the age of 21 who have been employed for at least 12 months, during which at least 1,000 hours of eligible service have been completed. We match employee contributions at the rate of 50% of the first 6% of participant-elected pretax salary deferral. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. We contributed $232,000, $214,000 and $181,000 to the plan in fiscal 2006, 2005 and 2004, respectively.

We are subject to legal proceedings, employment issues and claims that arise in the ordinary course of our business. In the opinion of management, after consultation with outside legal counsel, the ultimate disposition of such proceedings is not expected to have a material adverse effect on our consolidated financial position or results of our operations.

Back to Contents

– I – QUARTERLY FINANCIAL INFORMATION (Unaudited)
(amounts in thousands, except per share data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales
2006	$77,485	$75,966	$83,126	$88,386	(1)
2005	$73,081	$72,831	$75,307	$82,560	(1)
Cost of sales, including buying and occupancy costs
2006	$55,683	$46,934	$59,705	$49,358
2005	$53,660	$47,152	$54,844	$47,182
Net income
2006	$2,760	$6,590	$3,090	$12,850	(1)
2005	$879	$4,643	$1,828	$10,594	(1)
Basic net income per share
2006	$0.20	$0.47	$0.21	$0.90
2005	$0.06	$0.34	$0.13	$0.77
Diluted net income per share
2006	$0.20	$0.46	$0.21	$0.89
2005	$0.06	$0.34	$0.13	$0.76
Cash dividends declared per common share
2006	$0.125	$6.125	$0.125	$0.125
2005	$0.125	$0.525	$0.125	$0.125

Amounts are computed independently for each of the quarters presented and therefore may not sum to totals for each of the years.

(1) During fiscal 2006, approximately 27% and 51% of our net sales and net income occurred during the fourth quarter, as compared to 27% and 59% of our net sales and net income for fiscal 2005. The fourth quarter includes the Christmas selling season. The decrease in the percentage of our fiscal 2006 fourth quarter net income compared to the fourth quarter of fiscal 2005 was due to the increase in net income for the first three quarters of fiscal 2006 versus the comparable period in fiscal 2005.

Back to Contents

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm

Management's Annual Report on Internal Control Over Financial Reporting as of January 31, 2006 appears on page 18 of this Annual Report on Form 10-K, and is incorporated herein by reference. The Report of our Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting appears on page 19 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended January 31, 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

We have adopted a Code of Business Conduct & Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and controller. Our Code of Business Conduct & Ethics is available on our website at www.debshops.com. Unless disclosure in a Current Report on Form 8-K is otherwise required under NASDAQ, SEC or other applicable rules and regulations, we intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment or waiver from a provision of the Code of Business Conduct & Ethics that applies to our principal executive officer, principal financial officer, controller or persons performing similar functions and that relates to certain topics by posting such information on our website at www.debshops.com.

Except as set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, the information required by this item is contained in the 2006 Proxy Statement under the captions “Election of Directors,” “Corporate Governance – Audit Committee,” “Procedures for Nominating or Recommending for Nomination Candidates for Director” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is hereby incorporated herein by reference.

Back to Contents

Item 11. Executive Compensation

The required information with respect to executive compensation is contained in the 2006 Proxy Statement under the captions “Election of Directors,” “Comparison of Five Year Cumulative Total Shareholder Returns” and “Executive Compensation,” which is incorporated in this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The required information with respect to security ownership of certain beneficial owners and management is contained in the 2006 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” which is incorporated in this Annual Report on Form 10-K by reference.

The following table provides information as of January 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	148,000	$23.91	868,500

Equity compensation plans not approved by security holders	—	—	—

Total	148,000	$23.91	868,500

Item 13. Certain Relationships and Related Transactions

The required information with respect to certain relationships and related transactions is contained in the 2006 Proxy Statement under the caption “Transactions With Management and Certain Business Relationships,” which is incorporated in this Annual Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services

The required information with respect to principal accountant fees and services is contained in the Company’s 2006 Proxy Statement under the caption “Relationships with Independent Public Accountants,” which is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

All schedules are omitted because they are not applicable, not required, or because the required information is not material, or is included in the consolidated financial statements or notes thereto.

Exhibits

The following exhibits are included with this report or have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Acts administered by the Commission. Each exhibit previously filed is identified by the reference following the listing of such exhibit, and each is incorporated herein by such reference.

Exhibits identified with an asterisk below denote a management contract or executive compensatory plan or arrangement.

Exhibit No.	Description of Document

3-1	Restated Articles of Incorporation of the Company, as amended through May 29, 1984 (2003 Form 10-K, Exhibit 3-1)

3-2	By-Laws of the Company, as amended through February 2, 2004 (2004 Form 10- K, Exhibit 3-2)

10-1	Lease Agreement for property located at 9401 Blue Grass Road, Philadelphia, Pennsylvania 19114 (Registration No. 2-82222, Exhibit 10-1)

Back to Contents
Exhibit No.	Description of Document

10-1.1	Amendment of Lease Agreement dated January 3, 1999 for property located at 9401 Blue Grass Road, Philadelphia, Pennsylvania 19114 (2005 Form 10-K, Exhibit 10-1.1)

10-2.1	* Life insurance policy for Marvin Rounick and Judy Rounick (2003 10-K, Exhibit 10-2.1)

10-2.2	* Split Dollar Insurance Agreement dated July 31, 1987 between the Company and Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 (2003 Form 10-K Exhibit 10-2.2)

10-2.3	* Collateral Assignment dated July 31, 1987 from Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986, as assignor, and the Company, as assignee (2003 Form 10-KExhibit 10.2-3)

10-2.4	* Agreement of Settlement and General Release dated May 5, 1998 between Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 and the Manufacturers Life Insurance Company (Form 10-Q for the quarter ended October 31, 1999, Exhibit 10-14.4)

10-2.5	* Amended and Restated Split Dollar Insurance Agreement dated July 31, 1998 between the Company and Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 (Form 10-Q for the quarter ended October 31, 1999, Exhibit 10-14.5)

10-2.6	* Amended and Restated Collateral Assignment dated July 31, 1998 from Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 (Form 10-Q for the quarter ended October 31, 1999, Exhibit 10-14.6)

10-3.1	* Life Insurance Policy for Warren Weiner and Penny Weiner (2003 Form 10-K Exhibit 10-3.1)

10-3.2	* Split Dollar Insurance Agreement dated July 31, 1987 between the Company and Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 (2003 Form 10-K Exhibit 10-3.2)

10-3.3	* Collateral Assignment dated July 31, 1987 from Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986, as assignor, and the Company, as assignee (2003 Form 10-K Exhibit 10-3.3)

10-3.4	* Agreement of Settlement and General Release dated May 5, 1998 between Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 and the Manufacturers Life Insurance Company (Form 10-Q for the quarter ended October 31, 1999, Exhibit 10-14.4)

10-3.5.1	* Amended and Restated Split Dollar Insurance Agreement dated July 31, 1998 between the Company and Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 (Form 10-Q for the quarter ended October 31, 1999, Exhibit 10-14.5)

Back to Contents
Exhibit No.	Description of Document

10-3.6	* Amended and Restated Collateral Assignment dated July 31, 1998 from Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 (Form 10-Q for the quarter ended October 31, 1999, Exhibit 10-14.6)

10-4	* Deb Shops, Inc. Premium Conversion Plan (2003 Form 10-K, Exhibit 10-4)

10-4.1	* Amendment No. I to Deb Shops, Inc. Premium Conversion Plan (1998 Form 10-K, Exhibit 10-19.1)

10-5.1	* Deb Shops, Inc. Incentive Stock Option Plan, As Amended and Restated Effective January 1, 2002 (2002 Form 10-K, Exhibit 10-5.1)

10-6	* Employment Agreement dated December 20, 2001 between the Company and Allan Laufgraben (2002 Form 10-K, Exhibit 10-6)

10-7	Agreement and General Release dated April 23, 2004 between the Company and Barry Vesotsky (Form 10-Q for the quarter ended April 30, 2004, Exhibit 10-1)

10-8	* Employment Agreement by and between the Company and John DeAngelis dated September 26, 2005 (Form 8-K filed September 29, 2005, Exhibit 10-1)

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification by Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

Back to Contents

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City and County of Philadelphia, Commonwealth of Pennsylvania, on April 10, 2006.

DEB SHOPS, INC. (Registrant)

By:	/s/ Marvin Rounick

Marvin Rounick, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Marvin Rounick	April 10, 2006

Marvin Rounick, President,
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Warren Weiner	April 10, 2006

Warren Weiner, Executive Vice President,
Secretary, Treasurer and Director

/s/ Jack Rounick	April 10, 2006

Jack A. Rounick, Assistant Secretary
and Director

/s/ Ivan Inerfeld	April 10, 2006

Ivan Inerfeld, Director

/s/ Barry H. Feinberg	April 10, 2006

Barry H. Feinberg, Director

/s/ Barry H. Frank	April 10, 2006

Barry H. Frank, Esq., Director

/s/ Ned J. Kaplin	April 10, 2006

Ned J. Kaplin, Director

/s/ Barry J. Susson	April 10, 2006

Barry J. Susson, CPA, Chief Financial Officer
and Assistant Secretary

/s/ Joan M. Nolan	April 10, 2006

Joan M. Nolan, Controller