Form 10-Q
period 2006-04-30
DEB SHOPS INC
filed 2006-06-09
CIK 715779

Click here to Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-12188

DEB SHOPS, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-1913593 (I.R.S. Employer Identification No.)

9401 Blue Grass Road, Philadelphia, Pennsylvania (Address of principal executive offices)	19114 (Zip Code)

(215) 676-6000

(Registrant’s telephone number, including area code)

Not Applicable

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

Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer      Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.01	14,327,808

(Class)	(Outstanding at June 5, 2006)

DEB SHOPS, INC. AND SUBSIDIARIES

Back to Index

DEB SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2006 (Unaudited)	JANUARY 31, 2006

ASSETS
Current Assets
Cash and cash equivalents	$27,280,463	$26,520,757
Marketable securities	91,500,000	91,000,000
Merchandise inventories	25,657,734	32,902,705
Prepaid expenses and other	3,682,884	3,247,389
Deferred income taxes	1,180,154	1,180,154

Total current assets	149,301,235	154,851,005
Property, Plant and Equipment - at cost
Land	150,000	150,000
Buildings	2,365,697	2,365,697
Leasehold improvements	56,167,758	55,615,772
Furniture and equipment	17,276,930	16,794,542

	75,960,385	74,926,011
Less accumulated depreciation and amortization	52,087,222	51,600,719

Net property, plant and equipment	23,873,163	23,325,292
Other Assets
Deferred income taxes	7,780,844	7,780,844
Other	1,712,223	1,712,223

Total other assets	9,493,067	9,493,067

Total assets	$182,667,465	$187,669,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$24,724,505	$26,917,480
Accrued expenses and other	12,113,508	13,173,334
Income taxes payable	1,370,127	4,511,782

Total current liabilities	38,208,140	44,602,596
Deferred lease credits	11,768,843	11,511,430

Total liabilities	49,976,983	56,114,026
Shareholders’ Equity
Series A preferred stock, par value $1.00 per share:
Authorized - 5,000,000 shares
Issued and outstanding – 460 shares, liquidation value $460,000	460	460
Common stock, par value $.01 per share:
Authorized - 50,000,000 shares
Issued - 15,688,290 shares	156,883	156,883
Additional paid in capital	14,352,479	14,187,841
Retained earnings	126,618,162	125,684,867

	141,127,984	140,030,051
Less common treasury shares, at cost:
April 30, 2006: 1,360,482; January 31, 2006: 1,366,482	8,437,502	8,474,713

Total shareholders’ equity	132,690,482	131,555,338

Total liabilities and shareholders’ equity	$182,667,465	$187,669,364

See notes to consolidated financial statements.

Back to Index

DEB SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,

	2006	2005

Net sales	$81,457,556	$77,484,747
Cost of sales, including buying and occupancy costs	58,573,389	55,682,817

Gross profit	22,884,167	21,801,930
Operating expenses:
Selling and administrative	18,255,023	17,095,260
Depreciation and amortization	1,264,148	1,366,807

	19,519,171	18,462,067

Operating income	3,364,996	3,339,863
Other income, principally interest	933,074	1,048,455

Income before income taxes	4,298,070	4,388,318
Income tax provision	1,560,000	1,628,000

Net income	$2,738,070	$2,760,318

Net income per common share
Basic	$0.19	$0.20

Diluted	$0.19	$0.20

Cash dividend declared per common share	$0.125	$0.125

Weighted average number of common shares outstanding
Basic	14,323,392	13,781,578

Diluted	14,352,326	13,948,925

See notes to consolidated financial statements.

Back to Index

DEB SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended April 30,

	2006	2005

Cash flows from operating activities:
Net income	$2,738,070	$2,760,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,264,148	1,366,807
Stock compensation expense	47,549	—
Loss on retirement of property, plant and equipment	54,640	34,704
Changes in operating assets and liabilities:
Decrease in merchandise inventories	7,244,971	5,084,069
Increase in prepaid expenses and other	(435,495)	(217,988)
Decrease in trade accounts payable	(2,192,975)	(1,478,975)
Decrease in accrued expenses and other	(550,441)	(303,940)
Decrease in income taxes payable	(3,141,655)	(2,994,823)
Increase (decrease) in deferred lease credits	257,413	(331,137)

Net cash provided by operating activities	5,286,225	3,919,035

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,376,793)	(842,340)
Purchases of investment securities	(800,000)	(1,000,000)
Sales of investment securities	300,000	—

Net cash used in investing activities	(2,876,793)	(1,842,340)

Cash flows from financing activities:
Preferred stock cash dividends paid	(13,800)	(13,800)
Common stock cash dividends paid	(1,790,226)	(1,720,252)
Proceeds from exercise of stock options	142,500	2,226,563
Tax benefit from stock based compensation	11,800	—

Net cash (used in) provided by financing activities	(1,649,726)	492,511

Increase in cash and cash equivalents	759,706	2,569,206
Cash and cash equivalents at beginning of period	26,520,757	30,298,970

Cash and cash equivalents at end of period	$27,280,463	$32,868,176

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net	$4,842,000	$4,611,000

See notes to consolidated financial statements.

Back to Index

DEB SHOPS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

APRIL 30, 2006

- A - Organization / Basis Of Presentation

Deb Shops, Inc. operates 330 women’s and men’s specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. We operate 322 stores under the name “DEB” which offer moderately priced, fashionable, coordinated women’s tops, bottoms, dresses, coats, lingerie, accessories, shoes and novelty items for junior and plus-sizes. DEB merchandise consists of clothing and accessories appealing primarily to fashion-conscious junior and plus-sized female consumers between the ages of 13 and 25. One hundred and seventy of the DEB stores contain plus-size departments. In addition, we operate two outlet stores under the name “CSO.” The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. We also operate six apparel retail stores under the name “Tops ‘N Bottoms.” The Tops ‘N Bottoms stores sell moderately priced men’s and women’s apparel. Thirteen of the DEB stores contain Tops ‘N Bottoms departments.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the first and third quarters, cost of goods sold and inventories are estimated based on the use of the gross profit method. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

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

Certain amounts have been reclassified to conform to current presentation.

- B - Net Income Per Share

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

	Three Months Ended April 30,

	2006	2005

Net income	$2,738,070	$2,760,318
Dividends on preferred stock	(13,800)	(13,800)

Income available to common shareholders	$2,724,270	$2,746,518

Basic weighted average number of common shares outstanding	14,323,392	13,781,578
Effect of dilutive stock options	28,934	167,347

Diluted weighted average number of common shares outstanding	14,352,326	13,948,925

Back to Index

- B - Net Income Per Share (continued)

During the quarters ended April 30, 2006 and 2005, we issued 6,000 and 93,750 shares, respectively, as a result of employee stock option exercises. The effect of these exercises is included in the basic and diluted weighted average number of common shares outstanding.

Options to purchase 142,000 shares of common stock, at a weighted average exercise price of $23.91 per share, were outstanding at April 30, 2006. At April 30, 2005, options to purchase 1,100,639 shares of common stock, at a weighted average exercise price of $23.78 were outstanding. The effect of these options on the diluted weighted average number of common shares outstanding at April 30, 2006 and 2005 is reflected in the above table.

-C- Income Taxes

Our effective tax rate differs from the federal statutory rate due primarily to state income taxes, offset by tax-exempt interest earnings.

- D - Stock Related Compensation

We have a stock option plan whereby options may be granted to employees or non-employee directors on the basis of contributions to our operations. Details concerning the plan are described in Note G to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

On February 1, 2006 we adopted FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”), requiring that the fair value of stock-based compensation be expensed in our financial statements. FAS 123(R) revised FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). FAS 123(R) is supplemented by Securities Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 expresses the SEC staff’s views regarding the interaction between FAS 123(R) and certain SEC rules and regulations, including the valuation of share-based payment arrangements.

We will recognize the cost of all employee stock options on a straight-line attribution basis over the respective vesting periods, net of estimated forfeitures. We have selected the modified prospective method of transition; accordingly, prior periods have not been restated. Prior to adopting FAS 123(R), we applied APB 25 and related interpretations in accounting for our stock-based compensation plans. All stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for stock option grants. Under the modified prospective method, compensation expense will be recorded for the unvested portion of previously issued awards that remain outstanding at February 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under FAS 123.

We determine the fair value of such awards using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal 2006 Grants	Fiscal 2005 Grants	Fiscal 2004 Grants

Expected life	Three to seven years	Five years	Five years
Risk-free interest rate	5.0%	4.3%	4.3%
Volatility	34.7%	34.7%	34.7%
Dividend yield	2.0%	2.2%	2.6%
Estimated fair value of options granted	$7.94	$6.47	$4.69

The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise pattern. The risk free interest rate is based on U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the option. The volatility was based on historical volatilities of our common stock for periods between 1999 and 2005.

We recognized share-based compensation expense of approximately $48,000 in the quarter ended April 30, 2006 as a component of selling and administrative expenses. Net of the income tax benefit related to the recognition of this expense, the effect on net income was $30,000, or less than $0.01 per diluted share.

Back to Index

- D - Stock Related Compensation (continued)

Prior to February 1, 2006, we accounted for stock-based awards using the intrinsic value method in accordance with APB 25. The following table illustrates the effect on net income and earnings per share for the quarter ended April 30, 2005 if we had applied the fair value recognition provisions of FAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”:

Three months ended April 30, 2005

Net income as reported	$2,760,318
Stock-based employee compensation cost	(92,179)

Pro forma net income	$2,668,139

Basic net income per common share, as reported	$0.20
Pro forma basic net income per common share	$0.19
Diluted net income per common share, as reported	$0.20
Pro forma diluted net income per common share	$0.19

Activity in our stock option plan for the quarter ended April 30, 2006 was as follows:

	Options	Weighted Average Exercise Price

Outstanding at beginning of year	148,000	$23.91
Granted	—	—
Forfeited	—	—
Exercised	6,000	23.75

Outstanding at end of period	142,000	$23.91

The aggregate intrinsic value of stock options outstanding at April 30, 2006 was $750,000, of which $310,000 relates to vested awards. Intrinsic value for stock options is calculated based on the amount, if any, by which the market value of our common stock as of the last business day of the reporting period exceeds the exercise price of the underlying awards. The total market value at time of exercise in excess of grant price of options exercised during the first quarter was $33,000.

As of April 30, 2006, there was $159,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plan. Of this amount, $95,000 is expected to be recognized over the remainder of the fiscal year ending January 31, 2007.

Back to Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Forward-Looking Statements

We have made in this report, and from time to time may otherwise make, “forward-looking statements” (as that term is defined under federal securities laws) concerning our future operations, performance, profitability, revenues, expenses, earnings and financial condition. This report includes, in particular, forward-looking statements regarding expectations of future performance, store openings and closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, our ability to improve or maintain sales and margins, respond to changes in fashion, find suitable retail locations and our ability to attract and retain key management personnel. Such factors may also include other risks and uncertainties detailed in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended January 31, 2006 (the “2006 10-K”). We assume no obligation to update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Investors should also be aware that while we do communicate with securities analysts from time to time, it is against our policy to disclose to them any material non-public information or other confidential information. Accordingly, investors should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, we have a policy against confirming financial forecasts or projections issued by others. Therefore, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Critical Accounting Policies

Our critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the 2006 10-K. There were no material changes subsequent to the filing of the 2006 10-K in our critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report. As used in this report, the term “fiscal 2007” refers to our fiscal year that will end on January 31, 2007. The term “fiscal 2006” refers to our fiscal year that ended on January 31, 2006.

We operate 330 women’s and men’s specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. We operate 322 stores under the name “DEB” which offer moderately priced, fashionable, coordinated women’s tops, bottoms, dresses, coats, lingerie, accessories, shoes and novelty items for junior and plus-sizes. DEB merchandise consists of clothing and accessories appealing primarily to fashion-conscious junior and plus-sized female consumers between the ages of 13 and 25. One hundred and seventy of the DEB stores contain plus-size departments. In addition, we operate two outlet stores under the name “CSO.” The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. We also operate six apparel retail stores under the name “Tops ‘N Bottoms.” The Tops ‘N Bottoms stores sell moderately priced men’s and women’s apparel. Thirteen of the DEB stores contain Tops ‘N Bottoms departments.

Operating results for the quarter ended April 30, 2006 (the “Current Quarter”) were driven by a 2.6% increase in comparable store sales as well as from the opening of six new stores. We also continued the expansion of our plus-size business, offering this merchandise in 170 locations versus 163 at January 31, 2006. Offsetting the sales increase during the Current Quarter was a commensurate increase in cost of sales as well as an increase in selling and administrative expenses, partly due to the increase in the number of stores in operation and to overall increases in prevailing wage rates.

Back to Index

The following table sets forth certain store information.

	Store Data[1] Three Months Ended April 30,

	2006	2005

Stores open at end of the period	330	323
Average number in operation during the period	329	323
Average net sales per store (in thousands)	$248	$240
Average operating income per store (in thousands)	$10.2	$10.3
Comparable store sales[2] - percent change	2.6%	6.9%

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Three Months Ended April 30,

	2006	2005

Net sales	100.0%	100.0%
Gross profit	28.1%	28.1%
Operating income	4.1%	4.3%
Income before income taxes	5.3%	5.7%
Income tax provision	1.9%	2.1%

Net income	3.4%	3.6%

Results of Operations

Three Months Ended April 30, 2006 Compared to Three Months Ended April 30, 2005

Net sales

Net sales increased 5.1% during the Current Quarter to $81,458,000 from $77,485,000 in the Comparable Quarter. The $3,973,000 increase was the result of a 2.6% or $2,003,000 comparable store sales increase, as well as the effect of operating an average of 329 stores during the Current Quarter as compared to 323 in the Comparable Quarter. We believe that the comparable store sales increase is attributable to improved customer acceptance of our merchandise offerings as evidenced by increases in unit sales and net sales per transaction versus the Comparable Quarter.

Cost of sales, including buying and occupancy costs

Cost of sales, including buying and occupancy costs, increased $2,890,000 or 5.2% during the Current Quarter to $58,573,000 from $55,683,000 in the Comparable Quarter. The increase between periods was due primarily to the overall increase in sales. As a percentage of net sales, these costs remained consistent at 71.9%. Buying and occupancy costs also remained consistent at 15.9%.

1	Includes Tops 'N Bottoms stores
2	Comparable store sales include stores open for both periods. A store is added to the comparable store base in its 13th month of operation.

Back to Index

Selling and administrative expenses

Selling and administrative expenses increased $1,160,000 or 6.8% during the Current Quarter to $18,255,000 from $17,095,000 in the Comparable Quarter. As a percentage of net sales, these costs increased to 22.4% from 22.1% in the Comparable Quarter. The $1,160,000 increase was due to a $584,000 increase in store payroll costs, an $84,000 increase in insurance expense, a $76,000 increase in merchant fees related to credit card charges, a $74,000 increase in buyer and store-related travel costs, and $48,000 in stock compensation expense arising from the adoption of FAS 123(R).

Depreciation and amortization

Depreciation expense decreased $103,000 or 7.5% to $1,264,000 in the Current Quarter from $1,367,000 in the Comparable Quarter. As a percentage of net sales, these expenses decreased to 1.6% from 1.8%. The decrease was due to the fact that in the Comparable Quarter, we recorded an additional depreciation expense charge of approximately $75,000 relating to a store that was closing prior to its scheduled lease termination. Partially offsetting this decrease is depreciation expense related to assets placed in service for new and remodeled stores during the past 12 months. During the period from May 1, 2005 through April 30, 2006, we opened 13 new stores and remodeled 10 locations.

Other income, principally interest

Other income, principally interest, decreased $115,000 or 11.0% to $933,000 in the Current Quarter from $1,048,000 in the Comparable Quarter. The decrease was the result of a $55,100,000 decrease in the average amount invested. The decrease in the amount invested was the result of the $6 per share special dividend paid on August 16, 2005, partially offset by cash generated from our operations and proceeds from the exercise of employee stock options. Partially offsetting the effect of the decrease in the average amount invested was an increase in the average interest rates during the Current Quarter versus the Comparable Quarter.

Income tax provision

The income tax provision for the Current Quarter was $1,560,000, resulting in a 36.3% effective tax rate, as compared to $1,628,000 and a 37.1% effective tax rate for the Comparable Quarter. The effective tax rate for the Current Quarter is the rate estimated for fiscal 2007. The effective tax rate for the Comparable Quarter was the rate anticipated for fiscal 2006, based on originally budgeted earnings for that year. The actual effective rate for fiscal 2005 was 36.6%.

Liquidity and Capital Resources

As of April 30, 2006, we had cash and cash equivalents of $27,280,000 and marketable securities of $91,500,000 compared to cash and cash equivalents of $32,868,000 and marketable securities of $147,100,000 as of April 30, 2005. The decrease in our total cash and cash equivalents and marketable securities compared to last year is primarily the result of the August 16, 2005 payment of a $6 per share special dividend. The total amount of this dividend payment was $85,916,000.

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

During the Current Quarter and Comparable Quarter, we funded all of our operating needs internally, including capital expenditures for the opening of new stores and the remodeling of existing stores. For the Current Quarter, cash provided by operations was $5,286,000, resulting primarily from the seasonal decrease in merchandise inventories, net income and the non-cash charge for depreciation and amortization. Offsetting these items were the seasonal decreases in income taxes payable, accounts payable and a reduction in accrued and other expenses. During the Comparable Quarter, cash provided by operations was $3,919,000, resulting primarily from net income and the non-cash charge for depreciation and amortization, and the seasonal decrease in merchandise inventories. Offsetting these items was the seasonal decrease in income taxes payable and accounts payable. Using cost of sales (excluding buying and occupancy expenses) divided by average inventory at cost for the applicable periods, the inventory turnover rates were approximately 1.6 times for both the Current and Comparable Quarters, respectively.

Back to Index

Net cash used in investing activities was $2,877,000 and $1,842,000 for the Current Quarter and Comparable Quarter, respectively. During both periods, these funds were used for opening of new stores, and the remodeling of existing stores and for the purchase of marketable securities. During the Current Quarter, we opened six and remodeled two stores, while during the Comparable Quarter we opened one and remodeled four stores.

During the Current Quarter, net cash used in financing activities was $1,650,000. These funds were used for the payment of dividends on common and preferred stock, partially offset by proceeds from employee stock option exercises. During the Comparable Quarter net cash provided by financing activities was $493,000. These funds were provided by employee stock option exercises, partially offset by the payment of dividends on common and preferred stock.

During fiscal 2007, we expect to begin the roll-out of new point-of-sale hardware and software. We anticipate the cost of this implementation will not exceed $4,000,000 and expect completion during fiscal 2008. We have an unsecured line of credit in the amount of $20,000,000 as of April 30, 2006. Of this amount, $2,768,000 was outstanding as letters of credit for the purchase of inventory. We believe that our existing cash and marketable securities and internally generated funds will be sufficient to meet our anticipated capital expenditures and current operating needs. Initial lease terms for our retail apparel stores, warehouse and office building range from 15 to 20 years. Following is a summary of our contractual obligations for minimum rental payments on our non-cancelable operating leases and minimum payments on other commitments as of April 30, 2006.

	Payments Due by Period

Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating leases	$150,429,000	25,669,000	42,241,000	31,912,000	50,607,000
Letters of credit	2,768,000	2,768,000	—	—	—

Total	$153,197,000	28,437,000	42,241,000	31,912,000	50,607,000

The above table excludes $1,805,000 in common and preferred stock dividends, which were accrued at April 30, 2006 and were paid in May 2006.

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

Back to Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of April 30, 2006, we had cash and cash equivalents of $27,280,000 and marketable securities of $91,500,000 compared to cash and cash equivalents of $32,868,000 and marketable securities of $147,100,000 as of April 30, 2005. The cash and cash equivalents are invested principally in money market mutual funds, while the marketable securities are invested principally in auction market securities, which trade on a par-in, par-out basis and provide interest-rate reset options on a revolving 35-day basis. Because we regularly liquidate our investments in these securities for reasons including, among others, changes in market interest rates and changes in the availability of and the yield on alternative investments, we have classified these securities as available for sale. We do not invest for trading purposes and therefore do not believe we have significant exposure to market risk with respect to our investments.

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

(b) Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended April 30, 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and / or operating results.

Item 2-5.

Not Applicable.

Back to Index

Item 6. Exhibits

Exhibit 31.1	Section 302 Certification by President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
Exhibit 31.2	Section 302 Certification by Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
Exhibit 32.2	Certification of Periodic Report by Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEB SHOPS, INC.
DATE: June 9, 2006	By:	/s/ Marvin Rounick

Marvin Rounick President and Chief Executive Officer

DATE: June 9, 2006	By:	/s/ Barry J. Susson, CPA

Barry J. Susson, CPA Chief Financial Officer and Assistant Secretary

Back to Index

Exhibit Index

Exhibit 31.1	Section 302 Certification by President and Chief Executive Officer
Exhibit 31.2	Section 302 Certification by Chief Financial Officer
Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer
Exhibit 32.2	Certification of Periodic Report by Chief Financial Officer