Form 10-Q
period 2006-07-31
DEB SHOPS INC
filed 2006-09-08
CIK 715779

Click here to Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.01	14,327,808

(Class)	(Outstanding at September 5, 2006)

DEB SHOPS, INC. AND SUBSIDIARIES

Back to Index

PART I. Financial Information
Item 1. Financial Statements

DEB SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JULY 31, 2006 (Unaudited)	JANUARY 31, 2006

ASSETS
Current Assets
Cash and cash equivalents	$23,998,950	$26,520,757
Marketable securities	92,000,000	91,000,000
Merchandise inventories	36,722,679	32,902,705
Prepaid expenses and other	3,783,316	3,247,389
Deferred income taxes	1,180,154	1,180,154

Total current assets	157,685,099	154,851,005
Property, Plant and Equipment - at cost
Land	150,000	150,000
Buildings	2,365,697	2,365,697
Leasehold improvements	56,962,163	55,615,772
Furniture and equipment	17,570,290	16,794,542

	77,048,150	74,926,011
Less accumulated depreciation and amortization	52,729,010	51,600,719

Net property, plant and equipment	24,319,140	23,325,292
Other Assets
Deferred income taxes	7,780,844	7,780,844
Other	1,712,223	1,712,223

Total other assets	9,493,067	9,493,067

Total assets	$191,497,306	$187,669,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$29,810,827	$26,917,480
Accrued expenses and other	11,837,450	13,173,334
Income taxes payable	1,193,551	4,511,782

Total current liabilities	42,841,828	44,602,596
Deferred lease credits	11,864,275	11,511,430

Total liabilities	54,706,103	56,114,026
Shareholders’ Equity
Series A preferred stock, par value $1.00 per share:
Authorized - 5,000,000 shares
Issued and outstanding – 460 shares, liquidation value $460,000	460	460
Common stock, par value $.01 per share:
Authorized - 50,000,000 shares
Issued - 15,688,290 shares	156,883	156,883
Additional paid in capital	14,395,804	14,187,841
Retained earnings	130,675,558	125,684,867

	145,228,705	140,030,051
Less common treasury shares, at cost:
July 31, 2006: 1,360,482; January 31, 2006: 1,366,482	8,437,502	8,474,713

Total shareholders’ equity	136,791,203	131,555,338

Total liabilities and shareholders’ equity	$191,497,306	$187,669,364

See notes to consolidated financial statements.

Back to Index

DEB SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,

	2006	2005	2006	2005

Net sales	$75,658,460	$75,966,094	$157,116,016	$153,450,841
Cost of sales, including buying and occupancy costs	47,162,694	46,934,240	105,736,083	102,617,057

Gross profit	28,495,766	29,031,854	51,379,933	50,833,784

Operating expenses:
Selling and administrative	19,450,105	18,526,050	37,705,128	35,621,310
Depreciation and amortization	1,310,441	1,282,574	2,574,589	2,649,381

	20,760,546	19,808,624	40,279,717	38,270,691

Operating income	7,735,220	9,223,230	11,100,216	12,563,093
Other income, principally interest	1,166,952	1,324,850	2,100,026	2,373,305

Income before income taxes	8,902,172	10,548,080	13,200,242	14,936,398
Income tax provision	3,040,000	3,958,000	4,600,000	5,586,000

Net income	$5,862,172	$6,590,080	$8,600,242	$9,350,398

Net income per common share
Basic	$0.41	$0.47	$0.60	$0.67

Diluted	$0.41	$0.46	$0.60	$0.66

Cash dividend declared per common share	$0.125	$6.125	$0.250	$6.250

Weighted average number of common shares outstanding
Basic	14,327,808	14,080,355	14,325,600	13,930,967

Diluted	14,343,532	14,160,816	14,347,929	14,054,870

See notes to consolidated financial statements.

Back to Index

DEB SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended July 31,

	2006	2005

Cash flows from operating activities:
Net income	$8,600,242	$9,350,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,574,589	2,649,381
Stock compensation expense	90,874	—
Loss on retirement of property, plant and equipment	55,441	34,704
Changes in operating assets and liabilities:
Increase in merchandise inventories	(3,819,974)	(4,866,437)
(Increase) decrease in prepaid expenses and other	(300,427)	446,101
Increase in trade accounts payable	2,893,347	4,005,287
Decrease in accrued expenses and other	(1,336,634)	(492,675)
Decrease in income taxes payable	(3,318,231)	(3,337,245)
Increase (decrease) in deferred lease credits	117,345	(436,516)

Net cash provided by operating activities	5,556,572	7,352,998

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,623,877)	(1,844,430)
Purchases of investment securities	(9,600,000)	(71,100,000)
Sales of investment securities	8,600,000	147,575,000

Net cash (used in) provided by investing activities	(4,623,877)	74,630,570

Cash flows from financing activities:
Preferred stock cash dividends paid	(27,600)	(27,600)
Common stock cash dividends paid	(3,581,202)	(3,452,222)
Proceeds from exercise of stock options	142,500	9,753,484
Tax benefit from stock based compensation	11,800	520,900

Net cash (used in) provided by financing activities	(3,454,502)	6,794,562

(Decrease) increase in cash and cash equivalents	(2,521,807)	88,778,130
Cash and cash equivalents at beginning of period	26,520,757	30,298,970

Cash and cash equivalents at end of period	$23,998,950	$119,077,100

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net	$8,303,000	$8,707,000

See notes to consolidated financial statements.

Back to Index

DEB SHOPS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JULY 31, 2006

- A - Organization / Basis Of Presentation

Deb Shops, Inc. operates 333 women’s and men’s specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. We operate 325 stores under the name “DEB” which offer moderately priced, fashionable, coordinated women’s tops, bottoms, dresses, coats, lingerie, accessories, shoes and novelty items for junior and plus-sizes. DEB merchandise consists of clothing and accessories appealing primarily to fashion-conscious junior and plus-sized female consumers between the ages of 13 and 25. One hundred seventy four of our DEB stores contain plus-size departments. In addition, we operate two outlet stores under the name “CSO.” The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. We also operate six apparel retail stores under the name “Tops ‘N Bottoms.” The Tops ‘N Bottoms stores sell moderately priced men’s and women’s apparel. Thirteen of the DEB stores contain Tops ‘N Bottoms departments.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the first and third quarters, cost of goods sold and inventories are estimated based on the use of the gross profit method. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended July 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

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

Certain amounts appearing in the prior period financial statements have been reclassified to conform to current presentation.

- B - Net Income Per Share

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

	Three Months Ended July 31,		Six Months Ended July 31,

	2006	2005	2006	2005

Net income	$5,862,172	$6,590,080	$8,600,242	$9,350,398
Dividends on preferred stock	(13,800)	(13,800)	(27,600)	(27,600)

Income available to common shareholders	$5,848,372	$6,576,280	$8,572,642	$9,322,798

Basic weighted average number of common shares outstanding	14,327,808	14,080,355	14,325,600	13,930,967
Effect of dilutive stock options	15,724	80,461	22,329	123,903

Diluted weighted average number of common shares outstanding	14,343,532	14,160,816	14,347,929	14,054,870

Back to Index

- B - Net Income Per Share (continued)

For the periods indicated, we issued the following number of common shares as a result of stock option exercises.

	Three Months Ended July 31,		Six Months Ended July 31,

	2006	2005	2006	2005

Common shares issued	—	463,547	6,000	557,297

For each of the periods indicated, the effect of these exercises is included in the basic and diluted weighted average number of common shares outstanding.

Options to purchase 142,000 shares of common stock, at a weighted average exercise price of $23.91 per share, were outstanding at July 31, 2006. At July 31, 2005, options to purchase 135,500 shares of common stock, at a weighted average exercise price of $23.75 were outstanding. The effect of these options on the diluted weighted average number of common shares outstanding at July 31, 2006 and 2005 is reflected in the above table that reconciles numerators and denominators of the basic and diluted net income per common share computations.

- C - Income Taxes

Our effective tax rate differs from the federal statutory rate due primarily to state income taxes, offset by tax-exempt interest earnings. The rate for the three months ended July 31, 2006 reflects the impact of the reduction of our estimate of our full year tax rate to 34.85% from the 36.3% we had previously estimated. This reduction is due to a forecasted decrease in year over year earnings versus originally projected amounts and that our tax-exempt interest income is expected to represent a greater percentage of our income than was originally anticipated.

In July 2006, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN 48. FIN 48 is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. We will adopt FIN 48 as of February 1, 2007, and are currently evaluating the impact, if any, to our consolidated financial statements.

- D - Stock Related Compensation

We have a stock option plan whereby options may be granted to employees or non-employee directors on the basis of contributions to our operations. Details concerning the plan are described in Note G to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

On February 1, 2006 we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”), requiring that the fair value of stock-based compensation be expensed in our financial statements. FAS 123(R) revised FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). FAS 123(R) is supplemented by Securities Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 expresses the SEC staff’s views regarding the interaction between FAS 123(R) and certain SEC rules and regulations, including the valuation of share-based payment arrangements.

Back to Index

- D - Stock Related Compensation (continued)

We recognize the cost of all employee stock options on a straight-line attribution basis over the respective vesting periods, net of estimated forfeitures. We have selected the modified prospective method of transition; accordingly, prior periods have not been restated. Prior to adopting FAS 123(R), we applied APB 25 and related interpretations in accounting for our stock-based compensation plans. All stock options were granted at the grant date market price. Accordingly, no compensation cost was recognized for stock option grants. Under the modified prospective method, compensation expense will be recorded for the unvested portion of previously issued awards that were outstanding at February 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under FAS 123.

We recognized share-based compensation expense of approximately $43,000 and $91,000 for the quarter and six-months ended July 31, 2006, respectively. These amounts are included as a component of selling and administrative expenses. The effect on net income was less than $0.01 per diluted share in both the quarter and six-month periods.

Prior to February 1, 2006, we accounted for stock-based awards using the intrinsic value method in accordance with APB 25. The following table illustrates the effect on net income and earnings per share for the quarter and six-month periods ended July 31, 2005 if we had applied the fair value recognition provisions of FAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”:

	Three Months Ended July 31, 2005	Six Months Ended July 31, 2005

Net income as reported	$6,590,080	$9,350,398
Stock-based employee compensation cost	(45,891)	(138,070)

Pro-forma net income	6,544,189	9,212,328
Dividends on preferred stock	(13,800)	(27,600)

Pro forma net income available to common shareholders	$6,530,389	$9,184,728

Basic net income per common share, as reported	$0.47	$0.67
Pro forma basic net income per common share	$0.46	$0.66
Diluted net income per common share, as reported	$0.46	$0.66
Pro forma diluted net income per common share	$0.46	$0.65

As of July 31, 2006, there was $116,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plan. Of this amount, $51,000 is expected to be recognized over the remainder of the fiscal year ending January 31, 2007.

- E - Revenue Recognition

We recognize revenue at the time of sale of merchandise to our customers. Sales relating to lay-a-way transactions are recognized at the time the customer remits final payment and takes possession of the merchandise. The value of promotional coupons and other discounts that result in a reduction of the price paid by the customer are recorded as a reduction of sales. Sales returns, which are reserved for based on historical experience, are provided for in the period that the related sales are recorded. Proceeds from the sale of gift cards are recorded as a gift card liability. Revenue is recognized when the gift card is redeemed by the holder.

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

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report. As used in this report, the terms “fiscal 2007” and “fiscal 2008” refer to our fiscal years that will end on January 31, 2007 and January 31, 2008, respectively. The term “fiscal 2006” refers to our fiscal year that ended on January 31, 2006.

We operate 333 women’s and men’s specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. We operate 325 stores under the name “DEB” which offer moderately priced, fashionable, coordinated women’s tops, bottoms, dresses, coats, lingerie, accessories, shoes and novelty items for junior and plus-sizes. DEB merchandise consists of clothing and accessories appealing primarily to fashion-conscious junior and plus-sized female consumers between the ages of 13 and 25. One hundred seventy four of the DEB stores contain plus-size departments. In addition, we operate two outlet stores under the name “CSO.” The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. We also operate six apparel retail stores under the name “Tops ‘N Bottoms.” The Tops ‘N Bottoms stores sell moderately priced men’s and women’s apparel. Thirteen of the DEB stores contain Tops ‘N Bottoms departments.

Operating results for the quarter ended July 31, 2006 (the “Current Quarter”) included a 4.3% decrease in comparable store sales. The comparable store sales decrease was almost fully offset by the sales from new stores. We operated an average of 333 stores during the Current Quarter versus 323 stores during the quarter ended July 31, 2005 (the “Comparable Quarter”). The decrease in our sales and earnings during the Current Quarter versus the Comparable Quarter was principally due to lower than expected sales throughout our store base during the months of June and July. During the quarter we did experience sales increases in our dresses and, to a lesser extent, shoe categories. However, these increases were more than offset by weakness in our bottoms business in both junior and plus sizes.

Back to Index

We believe the decrease in our sales and earnings was in part attributable to the challenging economic environment brought on by energy and fuel prices that are near their all-time high and by the effect of rising interest rates. Our target customer is the value conscious female consumer between the ages of 13 to 25. We believe that when there is a reduction in disposable household income for our core demographic, there is typically a temporary, negative impact on purchases of non-essential items such as clothing and accessories.

The following table sets forth certain store information.

	Store Data (1)

	Three Months Ended July 31,		Six Months Ended July 31,

	2006	2005	2006	2005

Stores open at end of the period	333	326	333	326
Average number in operation during the period	333	323	331	323
Average net sales per store (in thousands)	$227	$235	$475	$475
Average operating income per store (in thousands)	$23	$29	$34	$39
Comparable store sales (2)- percent change	(4.3)%	4.5%	(0.8)%	5.7%

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Three Months Ended July 31,		Six Months Ended July 31,

	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	37.7%	38.2%	32.7%	33.1%
Operating income	10.2%	12.1%	7.1%	8.2%
Income before income taxes	11.8%	13.9%	8.4%	9.7%
Income tax provision	4.0%	5.2%	2.9%	3.6%

Net income	7.8%	8.7%	5.5%	6.1%

Results of Operations

Three Months Ended July 31, 2006 Compared to Three Months Ended July 31, 2005

Net sales

Net sales decreased 0.4% during the three months ended July 31, 2006 (the “Current Quarter”) to $75,658,000 from $75,966,000 in the quarter ended July 31, 2005 (the “Comparable Quarter”). The $308,000 decrease was the result of a 4.3% or $3,197,000 comparable store sales decrease, offset by the effect of operating an average of 333 stores during the Current Quarter versus 323 stores in the Comparable Quarter. We believe that the comparable store sales decrease is in part attributable to the challenging economic environment brought on by energy and fuel prices that are near their all-time high and by the effect of rising interest rates. The number of transactions during the Current Quarter decreased approximately 2.7% versus the Comparable Quarter.

(1)	Includes Tops ‘N Bottoms stores.
(2)	Comparable stores sales include stores open for both periods. A store is added to the comparable store base in its 13th month of operation.

Back to Index

Cost of sales, including buying and occupancy costs

Cost of sales, including buying and occupancy costs, increased $228,000 or 0.5% during the Current Quarter to $47,163,000 from $46,934,000 in the Comparable Quarter. As a percentage of sales, these costs increased to 62.3% from 61.8% in the Comparable Quarter. The dollar increase between periods was due to an increase in buying and occupancy costs as a result of operating an average of 10 additional stores during the Current Quarter versus the Comparable Quarter. As a percentage of sales, these costs increased due to the de-leveraging of buying and occupancy costs as a result of our 4.3% comparable store sales decrease. Partially offsetting the dollar and percentage increases was an improvement in merchandise margins arising from an increase in initial mark-up, net of an increase in markdowns. Buying and occupancy costs were 17.6% and 16.7% of net sales for the Current Quarter and Comparable Quarter, respectively.

Selling and administrative expenses

Selling and administrative expenses increased $924,000 or 5.0% during the Current Quarter to $19,450,000 from $18,526,000 in the Comparable Quarter. As a percentage of net sales, these costs increased to 25.7% from 24.4% in the Comparable Quarter. The increase was due to increases in store, store supervisory and corporate office payroll expenses and buyer and store supervisory related travel expenses.

Depreciation and amortization

Depreciation expense increased $28,000 or 2.2% to $1,310,000 in the Current Quarter from $1,283,000 in the Comparable Quarter. As a percentage of net sales, these expenses remained consistent at 1.7%.

Other income, principally interest

Other income, principally interest, decreased $158,000 or 11.9% to $1,167,000 in the Current Quarter from $1,325,000 in the Comparable Quarter. The decrease was the result of a $63,900,000 decrease in the average amount invested. The decrease in the amount invested was the result of the $6 per share special dividend paid on August 16, 2005, partially offset by cash generated from our operations. Further offsetting the decrease in other income was an increase in the average interest rates during the Current Quarter versus the Comparable Quarter.

Income tax provision

The income tax provision for the Current Quarter was $3,040,000, resulting in a 34.1% effective tax rate, as compared to $3,958,000 and a 37.5% effective tax rate for the Comparable Quarter. The effective tax rate for the Current Quarter resulted from decreasing the anticipated tax rate for fiscal 2007 to 34.85%. The rate reduction resulted from a forecasted decrease in year over year earnings and the fact that our tax-exempt interest income is expected to represent a greater percentage of our income than was originally anticipated. The effective tax rate for the Comparable Quarter represents the rate that, at that time, was anticipated for fiscal 2006. The actual rate for fiscal 2006 was 36.6%.

Six Months Ended July 31, 2006 Compared to Six Months Ended July 31, 2005

Net sales

Net sales increased 2.4% during the six months ended July 31, 2006 (the “Current Year-to-Date Period”) to $157,116,000 from $153,451,000 in the six months ended July 31, 2005 (the “Comparable Year-to-Date Period”). The $3,665,000 increase was the result of operating an average of 331 stores during the Current Year-to-Date Period versus 323 stores in the Comparable Year-to-Date Period, offset by a 0.8%, or $1,194,000 decrease in comparable store sales. The decrease in comparable store sales began in late May and continued through July. We believe that the comparable store sales decrease is in part attributable to the challenging economic environment brought on by energy and fuel prices that are near their all-time high and by the effect of rising interest rates. The number of transactions during the Current Year-to-Date Period decreased approximately 2.7% versus the Comparable Year-to-Date Period.

Back to Index

Cost of sales, including buying and occupancy costs

Cost of sales, including buying and occupancy costs, increased $3,119,000 or 3.0% during the Current Year-to-Date Period to $105,736,000 from $102,617,000 in the Comparable Year-to-Date Period. As a percentage of sales, these costs increased to 67.3% from 66.9% in the Comparable Year-to-Date Period. The dollar increase was due to the aforementioned $3,665,000 increase in sales and from the fact that we operated an average of 331 stores during the Current Year-to-Date Period versus 323 stores in the Comparable Year-to-Date Period. The additional stores result in higher overall occupancy costs. The increase as a percentage of sales was due to the de-leveraging of buying and occupancy costs as a result of our 0.8% comparable store sales decrease. Buying and occupancy costs were 16.7% and 16.3% of net sales for the Current Year-to-Date Period and Comparable Year-to-Date Period, respectively.

Selling and administrative expenses

Selling and administrative expenses increased $2,084,000 or 5.9% during the Current Year-to-Date Period to $37,705,000 from $35,621,000 in the Comparable Year-to-Date Period. As a percentage of net sales, these costs increased to 24.0% from 23.2% in the Comparable Year-to-Date Period. The increase was due to a $1,500,000 increase in store, store supervisory and corporate office payroll expenses, $237,000 in buyer and store supervisory related travel expenses, a $95,000 increase in merchant fees related to credit card charges, and $91,000 in stock compensation expense arising from the adoption of FAS 123(R).

Depreciation and amortization

Depreciation expense decreased $75,000 or 2.8% to $2,575,000 in the Current Year-to-Date Period from $2,649,000 in the Comparable Year-to-Date Period. As a percentage of net sales, these expenses decreased to 1.6% from 1.7% in the Comparable Year-to-Date Period. The decrease was due to the fact that in the Comparable Year-to-Date Period, we recorded an additional depreciation expense charge relating to a store that was closing prior to its scheduled lease termination. Partially offsetting this decrease is depreciation expense related to assets placed in service for new and remodeled stores during the past 12 months. During the period from August 1, 2005 through July 31, 2006, we opened 14 new stores and remodeled 11 locations.

Other income, principally interest

Other income, principally interest, decreased $273,000 or 11.6% to $2,100,000 in the Current Year-to-Date Period from $2,373,000 in the Comparable Year-to-Date Period. The decrease was the result of a $61,000,000 decrease in the average amount invested. The decrease in the amount invested was the result of the $6 per share special dividend paid on August 16, 2005, partially offset by cash generated from our operations. Further offsetting the decrease in other income was an increase in the average interest rates during the Current Year-to-Date Period versus the Comparable Year-to-Date Period.

Income tax provision

The income tax provision for the Current Year-to-Date Period was $4,600,000, resulting in a 34.85% effective tax rate, as compared to $5,586,000 and a 37.4% effective tax rate for the Comparable Year-to-Date Period. The effective tax rate for the Current Year-to-Date Period is the rate anticipated for fiscal 2007. The actual effective tax rate for fiscal 2006 was 36.6%. The effective tax rate for the Current Year-to-Date Period is lower than the actual rate for fiscal 2006 because our tax-exempt interest income is expected to represent a greater percentage of our income in fiscal 2007 than in fiscal 2006.

Liquidity and Capital Resources

As of July 31, 2006, we had cash and cash equivalents of $23,999,000 and marketable securities of $92,000,000 compared to cash and cash equivalents of $119,077,000 and marketable securities of $69,625,000 as of July 31, 2005. The decrease in our total cash and cash equivalents and marketable securities compared to last year is primarily the result of the August 16, 2005 payment of a $6 per share special dividend. The total amount of this dividend payment was $85,916,000.

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

Back to Index

During the Current Year-to-Date and Comparable Year-to-Date Periods, we funded all of our operating needs internally, including capital expenditures for the opening of new stores and the remodeling of existing stores. For the Current Year-to-Date Period, cash provided by operations was $5,557,000, resulting primarily from net income, increased by the non-cash charge for depreciation and amortization. Offsetting the cash generated from earnings were payments made for income taxes and a reduction in accrued and other expenses. Cash was also used for the seasonal build-up in merchandise inventory. A portion of this build-up is reflected in the increase in accounts payable.

During the Comparable Year-to-Date period, cash provided by operations was $7,353,000, resulting primarily from net income and the non-cash charge for depreciation and amortization and by the increase in trade accounts payable, offset by the related increase in merchandise inventories. Tax payments also offset operating cash flows.

Using cost of sales (excluding buying and occupancy expenses) divided by average inventory at cost for the applicable periods, the inventory turnover rates were approximately 2.5 times for the Current Year-to-Date Period and 2.6 times for the Comparable Year-to-Date Period.

During the Current Year-to-Date Period, net cash used in investing activities was $4,624,000. We used $3,624,000 for capital acquisitions related to opening of 10 new stores and for the remodeling of five existing locations. We also purchased $9,600,000 in marketable securities, offset by sales of $8,600,000 of similar investments.

During the Comparable Year-to-Date Period, net cash provided by investing activities was $74,631,000. These funds were generated from the net sales of marketable securities, primarily to fund the special $6.00 per common share dividend we paid on August 16, 2005. We also used $1,844,000 for capital additions relating to the opening of four new stores and the remodeling of 11 existing stores.

During the Current Year-to-Date Period, net cash used in financing activities was $3,455,000. These funds were used for the payment of dividends on common and preferred stock, partially offset by proceeds from employee stock option exercises.

During the Comparable Year-to-Date Period, net cash provided by financing activities was $6,795,000. These funds were provided by employee stock option exercises and the related tax benefits, partially offset by the payment of dividends on common and preferred stock.

During fiscal 2008, we expect to begin the roll-out of new point-of-sale hardware and software. We anticipate the cost of this implementation will not exceed $4,000,000 and expect completion during fiscal 2008. We have an unsecured line of credit in the amount of $20,000,000 as of July 31, 2006. Of this amount, $295,000 was outstanding as letters of credit for the purchase of inventory. We believe that our existing cash and marketable securities and internally generated funds will be sufficient to meet our anticipated capital expenditures and current operating needs. Initial lease terms for our retail apparel stores, warehouse and office building range from 10 to 20 years. Following is a summary of our contractual obligations for minimum rental payments on our non-cancelable operating leases and minimum payments on other commitments as of July 31, 2006.

	Payments Due by Period

Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating leases	$157,414,000	$25,310,000	$44,981,000	$34,649,000	$52,474,000
Letters of credit	295,000	295,000	—	—	—

Total	$157,709,000	$25,605,000	$44,981,000	$34,649,000	$52,474,000

The above table excludes $1,805,000 in common and preferred stock dividends, which were accrued at July 31, 2006 and were paid in August 2006.

Back to Index

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of July 31, 2006, we had cash and cash equivalents of $23,999,000 and marketable securities of $92,000,000 compared to cash and cash equivalents of $119,077,000 and marketable securities of $69,625,000 as of July 31, 2005. The decrease in our total cash and cash equivalents and marketable securities compared to last year is primarily the result of the August 16, 2005 payment of a $6 per share special dividend. The total amount of this dividend payment was $85,916,000.

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

(b) Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended July 31, 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Back to Index

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

Items 2 and 3.

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting was held on Wednesday, May 17, 2006. Total votes present either in person or by proxy were 13,918,852.

Votes were cast as follows for the election of directors:

	FOR	WITHHELD

Marvin Rounick	13,815,003	103,849
Warren Weiner	13,815,003	103,849
Jack A. Rounick	13,815,003	103,849
Barry H. Feinberg	13,682,671	236,181
Barry H. Frank	13,634,649	284,203
Ivan Inerfeld	13,684,571	234,281
Ned J. Kaplin	13,900,703	18,149

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

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEB SHOPS, INC.
DATE: September 8, 2006	By:	/s/ Marvin Rounick

Marvin Rounick
President and Chief Executive Officer
DATE: September 8, 2006	By:	/s/ Barry J. Susson, CPA

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