Form 10-Q
period 2006-10-31
DEB SHOPS INC
filed 2006-12-08
CIK 715779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

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

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                          No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.01	14,327,808

(Class)	(Outstanding at December 5, 2006)

DEB SHOPS, INC. AND SUBSIDIARIES

Back to Index

PART I.	Financial Information
Item 1.	Financial Statements

DEB SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2006 (Unaudited)	JANUARY 31, 2006

ASSETS
Current Assets
Cash and cash equivalents	$28,454,464	$26,520,757
Marketable securities	91,900,000	91,000,000
Merchandise inventories	26,236,671	32,902,705
Prepaid expenses and other	5,671,991	3,247,389
Deferred income taxes	1,180,154	1,180,154

Total current assets	153,443,280	154,851,005
Property, Plant and Equipment - at cost
Land	150,000	150,000
Buildings	2,365,697	2,365,697
Leasehold improvements	58,351,109	55,615,772
Furniture and equipment	18,313,405	16,794,542

	79,180,211	74,926,011

Less accumulated depreciation and amortization	53,829,441	51,600,719

Net property, plant and equipment	25,350,770	23,325,292
Other Assets
Deferred income taxes	7,780,844	7,780,844
Other	1,712,223	1,712,223

Total other assets	9,493,067	9,493,067

Total assets	$188,287,117	$187,669,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$26,039,183	$26,917,480
Accrued expenses and other	12,318,888	13,173,334
Income taxes payable	—	4,511,782

Total current liabilities	38,358,071	44,602,596
Deferred lease credits	12,516,441	11,511,430

Total liabilities	50,874,512	56,114,026

Shareholders’ Equity
Series A preferred stock, par value $1.00 per share:
Authorized - 5,000,000 shares
Issued and outstanding – 460 shares,
liquidation value $460,000	460	460
Common stock, par value $.01 per share:
Authorized - 50,000,000 shares
Issued- 15,688,290 shares	156,883	156,883
Additional paid in capital	14,425,753	14,187,841
Retained earnings	131,267,011	125,684,867

	145,850,107	140,030,051
Less common treasury shares, at cost:
October 31, 2006: 1,360,482; January 31, 2006: 1,366,482	8,437,502	8,474,713

Total shareholders’ equity	137,412,605	131,555,338

Total liabilities and shareholders’ equity	$188,287,117	$187,669,364

See notes to consolidated financial statements.

Back to Index

DEB SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,

	2006	2005	2006	2005

Net sales	$82,525,663	$83,126,336	$239,641,679	$236,577,177
Cost of sales, including buying and occupancy costs	59,808,991	59,704,713	165,545,074	162,321,770

Gross profit	22,716,672	23,421,623	74,096,605	74,255,407
Operating expenses:
Selling and administrative	18,812,735	17,908,951	56,517,863	53,530,261
Depreciation and amortization	1,384,477	1,371,467	3,959,066	4,020,848

	20,197,212	19,280,418	60,476,929	57,551,109

Operating income	2,519,460	4,141,205	13,619,676	16,704,298
Other income, principally interest	1,158,769	859,932	3,258,795	3,233,237

Income before income taxes	3,678,229	5,001,137	16,878,471	19,937,535
Income tax provision	1,282,000	1,911,000	5,882,000	7,497,000

Net income	$2,396,229	$3,090,137	$10,996,471	$12,440,535

Net income per common share
Basic	$0.17	$0.21	$0.76	$0.88

Diluted	$0.17	$0.21	$0.76	$0.88

Cash dividend declared per common share	$0.125	$0.125	$0.375	$6.375

Weighted average number of common shares outstanding
Basic	14,327,808	14,319,308	14,326,336	14,060,414

Diluted	14,334,842	14,319,308	14,343,567	14,143,016

See notes to consolidated financial statements.

Back to Index

DEB SHOPS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended October 31,

	2006	2005

Cash flows from operating activities:
Net income	$10,996,471	$12,440,535
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	3,959,066	4,020,848
Stock compensation expense	120,823	—
Loss on retirement of property, plant and equipment	66,344	57,648
Changes in operating assets and liabilities:
Decrease in merchandise inventories	6,666,034	4,649,373
Increase in prepaid expenses and other	(1,972,080)	(17,437)
Decrease in trade accounts payable	(878,297)	(2,001,263)
Decrease in accrued expenses and other	(855,196)	(268,322)
Decrease in income taxes payable	(4,511,782)	(4,618,905)
Increase (decrease) in deferred lease credits	592,511	(399,199)

Net cash provided by operating activities	14,183,894	13,863,278

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,090,909)	(3,172,958)
Purchases of investment securities	(9,600,000)	(88,550,000)
Sales of investment securities	8,700,000	160,150,000

Net cash (used in) provided by investing activities	(6,990,909)	68,427,042

Cash flows from financing activities:
Preferred stock cash dividends paid	(41,400)	(41,400)
Common stock cash dividends paid	(5,372,178)	(91,157,984)
Proceeds from exercise of stock options	142,500	9,753,484
Tax benefit from stock based compensation	11,800	520,900

Net cash used in financing activities	(5,259,278)	(80,925,000)

Increase in cash and cash equivalents	1,933,707	1,365,320
Cash and cash equivalents at beginning of period	26,520,757	30,298,970

Cash and cash equivalents at end of period	$28,454,464	$31,664,290

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net	$12,340,000	$12,370,000

See notes to consolidated financial statements.

Back to Index

DEB SHOPS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

OCTOBER 31, 2006

- A - Organization / Basis Of Presentation

Deb Shops, Inc. operates 337 women’s and men’s specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. We operate 329 stores under the name “DEB” which offer moderately priced, fashionable, coordinated women’s tops, bottoms, dresses, coats, lingerie, accessories, shoes and novelty items for junior and plus-sizes. DEB merchandise consists of clothing and accessories appealing primarily to fashion-conscious junior and plus-sized female consumers between the ages of 13 and 25. One hundred seventy eight of our DEB stores contain plus-size departments. In addition, we operate two outlet stores under the name “CSO.” The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. We also operate six apparel retail stores under the name “Tops ‘N Bottoms.” The Tops ‘N Bottoms stores sell moderately priced men’s and women’s apparel. Thirteen of the DEB stores contain Tops ‘N Bottoms departments.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the first and third quarters, cost of goods sold and inventories are estimated based on the use of the gross profit method. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended October 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

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

Certain amounts appearing in the prior period financial statements have been reclassified to conform to current presentation.

- B - Net Income Per Share

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

	Three Months Ended October 31,		Nine Months Ended October 31,

	2006	2005	2006	2005

Net income	$2,396,229	$3,090,137	$10,996,471	$12,440,535
Dividends on preferred stock	(13,800)	(13,800)	(41,400)	(41,400)

Income available to common shareholders	$2,382,429	$3,076,337	$10,955,071	$12,399,135

Basic weighted average number of common shares outstanding	14,327,808	14,319,308	14,326,336	14,060,414
Effect of dilutive stock options	7,034	—	17,231	82,602

Diluted weighted average number of common shares outstanding	14,334,842	14,319,308	14,343,567	14,143,016

Back to Index

- B - Net Income Per Share (continued)

For the periods indicated, we issued the following number of common shares as a result of stock option exercises.

	Three Months Ended October 31,		Nine Months Ended October 31,

	2006	2005	2006	2005

Common shares issued	—	—	6,000	557,297

For each of the periods indicated, the effect of these exercises is included in the basic and diluted weighted average number of common shares outstanding.

Options to purchase 142,000 shares of common stock, at a weighted average exercise price of $23.91 per share, were outstanding at October 31, 2006. At October 31, 2005, options to purchase 135,500 shares of common stock, at a weighted average exercise price of $23.75 were outstanding. To the extent applicable, the effect of these options on the diluted weighted average number of common shares outstanding at October 31, 2006 and 2005 is reflected in the above table that reconciles numerators and denominators of the basic and diluted net income per common share computations.

- C - Income Taxes

Our effective tax rate differs from the federal statutory rate due primarily to state income taxes, offset by tax-exempt interest earnings. The 34.85% rate for the three and nine-month periods ended October 31, 2006 represents our estimate of the rate we expect for the fiscal year ending January 31, 2007.

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

We recognized share-based compensation expense of approximately $30,000 and $121,000 for the quarter and nine-months ended October 31, 2006, respectively. These amounts are included as a component of selling and administrative expenses. The effect on net income was less than $0.01 per diluted share in both the quarter and nine-month periods.

Prior to February 1, 2006, we accounted for stock-based awards using the intrinsic value method in accordance with APB 25. The following table illustrates the effect on net income and earnings per share for the quarter and nine-month periods ended October 31, 2005 if we had applied the fair value recognition provisions of FAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”:

	Three Months Ended October 31,	Nine Months Ended October 31,

	2005	2005

Net income as reported	$3,090,137	$12,440,535
Stock-based employee compensation cost	(34,680)	(172,750)

Pro-forma net income	3,055,457	12,267,785
Dividends on preferred stock	(13,800)	(41,400)

Pro forma net income available to common shareholders	$3,041,657	$12,226,385

Basic net income per common share, as reported	$0.21	$0.88
Pro forma basic net income per common share	$0.21	$0.87
Diluted net income per common share, as reported	$0.21	$0.88
Pro forma diluted net income per common share	$0.21	$0.86

As of October 31, 2006, there was $86,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plan. Of this amount, $21,000 is expected to be recognized over the remainder of the fiscal year ending January 31, 2007.

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

We operate 337 women’s and men’s specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. We operate 329 stores under the name “DEB” which offer moderately priced, fashionable, coordinated women’s tops, bottoms, dresses, coats, lingerie, accessories, shoes and novelty items for junior and plus-sizes. DEB merchandise consists of clothing and accessories appealing primarily to fashion-conscious junior and plus-sized female consumers between the ages of 13 and 25. One hundred seventy eight of the DEB stores contain plus-size departments. In addition, we operate two outlet stores under the name “CSO.” The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. We also operate six apparel retail stores under the name “Tops ‘N Bottoms.” The Tops ‘N Bottoms stores sell moderately priced men’s and women’s apparel. Thirteen of the DEB stores contain Tops ‘N Bottoms departments.

Operating results for the quarter ended October 31, 2006 (the “Current Quarter”) included a 4.0% decrease in comparable store sales. The comparable store sales decrease was almost fully offset by the sales from new stores. We operated an average of 336 stores during the Current Quarter versus 326 stores during the quarter ended October 31, 2005 (the “Comparable Quarter”). The decrease in our sales and earnings during the Current Quarter versus the Comparable Quarter was principally due to lower than expected sales throughout our store base during the months of August and October, offset by positive comparable store sales during September. We believe sales in September benefited from a shift in back to school purchases to later in the season in certain markets, most notably for us in Michigan.

Back to Index

During the quarter, our dress business continued to perform well and we also saw some strength in our top business, particularly in tunics and hooded tee shirts. In addition, sales were strong in tights, leggings and hooded coats and jackets. However, continued weakness in our bottoms and accessory business more than offset these positives. We believe the decrease in our sales and earnings was in part attributable to a continuation of a challenging macro economic environment for our value-driven customer. We also recognize that certain aspects of our merchandise assortment have not been fully accepted by our core customer.

The following table sets forth certain store information.

	Store Data (1)

	Three Months Ended October 31,		Nine Months Ended October 31,

	2006	2005	2006	2005

Stores open at end of the period	337	328	337	328
Average number in operation during the period	336	326	333	324
Average net sales per store (in thousands)	$246	$255	$721	$730
Average operating income per store (in thousands)	$7	$13	$41	$52
Comparable store sales (2)- percent change	(4.0)%	9.8%	(1.9)%	7.1%

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Three Months Ended October 31,		Nine Months Ended October 31,

	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	27.5	28.2	30.9	31.4
Operating income	3.1	5.0	5.7	7.1
Income before income taxes	4.5	6.0	7.0	8.4
Income tax provision	1.6	2.3	2.5	3.2

Net income	2.9%	3.7%	4.6%	5.3%

Results of Operations

Three Months Ended October 31, 2006 Compared to Three Months Ended October 31, 2005

Net sales

Net sales decreased 0.7% during the three months ended October 31, 2006 (the “Current Quarter”) to $82,526,000 from $83,126,000 in the quarter ended October 31, 2005 (the “Comparable Quarter”). The $600,000 decrease was the result of a 4.0% or $3,237,000 comparable store sales decrease, offset by the effect of operating an average of 336 stores during the Current Quarter versus 326 stores in the Comparable Quarter. We believe the decrease in our sales and earnings was in part attributable to a continuation of a challenging macro economic environment for our value-driven customer. We also recognize that certain aspects of our merchandise assortment have not been fully accepted by our core customer. The number of transactions during the Current Quarter decreased approximately 2.8% versus the Comparable Quarter.

(1)	Includes Tops ‘N Bottoms stores.
(2)	Comparable stores sales include stores open for both periods. A store is added to the comparable store base in its 13th month of operation.

Back to Index

Cost of sales, including buying and occupancy costs

Cost of sales, including buying and occupancy costs, increased $104,000 or 0.2% during the Current Quarter to $59,809,000 from $59,705,000 in the Comparable Quarter. As a percentage of sales, these costs increased to 72.5% from 71.8% in the Comparable Quarter. The dollar increase between periods was due to an increase in buying and occupancy costs as a result of operating an average of 10 additional stores during the Current Quarter versus the Comparable Quarter, offset by the reduction in the cost of merchandise sold due to the decline in overall sales.

As a percentage of sales, these costs increased due to the de-leveraging of buying and occupancy costs as a result of our 4.0% comparable store sales decrease. Buying and occupancy costs were 16.5% and 15.8% of net sales for the Current Quarter and Comparable Quarter, respectively.

Selling and administrative expenses

Selling and administrative expenses increased $904,000 or 5.0% during the Current Quarter to $18,813,000 from $17,909,000 in the Comparable Quarter. As a percentage of net sales, these costs increased to 22.8% from 21.5% in the Comparable Quarter. The dollar increase between periods was due to a combination of increases in store, store supervisory and corporate office payroll expenses, buyer and store supervisory related travel expenses, and insurance costs.

Depreciation and amortization

Depreciation expense increased $13,000 or 1.0% to $1,384,000 in the Current Quarter from $1,371,000 in the Comparable Quarter. As a percentage of net sales, these expenses remained consistent at 1.7%.

Other income, principally interest

Other income, principally interest, increased $299,000 or 34.8% to $1,159,000 in the Current Quarter from $860,000 in the Comparable Quarter. The increase was the result of an increase in average interest rates during the Current Quarter versus the Comparable Quarter, offset by a $1,700,000 decrease in the average amount invested. The decrease in the amount invested was the result of the $6 per share special dividend paid on August 16, 2005, partially offset by cash generated from our operations.

Income tax provision

The income tax provision for the Current Quarter was $1,282,000, resulting in a 34.85% effective tax rate, as compared to $1,911,000 and a 38.2% effective tax rate for the Comparable Quarter. The rate for the Current Quarter represents the rate we expect for the full fiscal year. The rate for the Comparable Quarter reflected the rate that was expected for the fiscal year ended January 31, 2006. The actual rate for the prior year was 36.6%. The difference between the rate expected for the current year and the actual prior year rate is due to the forecasted decrease in year over year earnings and the fact that our tax-exempt interest income is expected to represent a greater percentage of our income than was the case last year.

Nine Months Ended October 31, 2006 Compared to Nine Months Ended October 31, 2005

Net sales

Net sales increased 1.3% during the nine months ended October 31, 2006 (the “Current Year-to-Date Period”) to $239,642,000 from $236,577,000 in the nine months ended October 31, 2005 (the “Comparable Year-to-Date Period”). The $3,065,000 increase was the result of operating an average of 333 stores during the Current Year-to-Date Period versus 324 stores in the Comparable Year-to-Date Period, offset by a 1.9%, or $4,431,000 decrease in comparable store sales. The decrease in comparable store sales began in late May and with the exception of September, which benefited from a later back to school selling season and an additional Saturday versus the prior year, continued through October. We believe the decrease in our sales and earnings was in part attributable to a continuation of a challenging macro economic environment for our value-driven customer. We also recognize that certain aspects of our merchandise assortment have not been fully accepted by our core customer. The number of transactions during the Current Year-to-Date Period decreased approximately 2.7% versus the Comparable Year-to-Date Period.

Back to Index

Cost of sales, including buying and occupancy costs

Cost of sales, including buying and occupancy costs, increased $3,223,000 or 2.0% during the Current Year-to-Date Period to $165,545,000 from $162,322,000 in the Comparable Year-to-Date Period. As a percentage of sales, these costs increased to 69.1% from 68.6% in the Comparable Year-to-Date Period. The dollar increase was due to the aforementioned $3,065,000 increase in sales resulting from the fact that we operated an average of 333 stores during the Current Year-to-Date Period versus 324 stores in the Comparable Year-to-Date Period. The additional stores result in higher overall occupancy costs. The increase as a percentage of sales was due to the de-leveraging of buying and occupancy costs as a result of our 1.9% comparable store sales decrease. Buying and occupancy costs were 16.6% and 16.1% of net sales for the Current Year-to-Date Period and Comparable Year-to-Date Period, respectively.

Selling and administrative expenses

Selling and administrative expenses increased $2,988,000 or 5.6% during the Current Year-to-Date Period to $56,518,000 from $53,530,000 in the Comparable Year-to-Date Period. As a percentage of net sales, these costs increased to 23.6% from 22.6% in the Comparable Year-to-Date Period. The increase was due to a $2,154,000 increase in store, store supervisory and corporate office payroll expenses, a $368,000 increase in buyer and store supervisory related travel expenses, a $128,000 increase in store supply costs, $121,000 in stock compensation expense arising from the adoption of FAS 123(R), and a $118,000 increase in merchant fees related to credit card charges arising from an increase in the percentage of our sales paid for by credit cards.

Depreciation and amortization

Depreciation expense decreased $62,000 or 1.5% to $3,959,000 in the Current Year-to-Date Period from $4,021,000 in the Comparable Year-to-Date Period. As a percentage of net sales, these expenses remained consistent at 1.7%. The dollar decrease was due to the fact that in the Comparable Year-to-Date Period, we recorded an additional depreciation expense charge relating to a store that was closing prior to its scheduled lease termination. Partially offsetting this decrease is depreciation expense related to assets placed in service for new and remodeled stores during the past 12 months. During the period November 1, 2005 through October 31, 2006, we opened 17 new stores and remodeled seven locations.

Other income, principally interest

Other income, principally interest, increased $26,000 or 0.8% to $3,259,000 in the Current Year-to-Date Period from $3,233,000 in the Comparable Year-to-Date Period. The increase was the result of an increase in average interest rates during the Current Year-to-Date Period versus the Comparable Year-to-Date Period, offset by a $38,700,000 decrease in the average amount invested. The decrease in the amount invested was the result of the $6 per share special dividend paid on August 16, 2005, partially offset by cash generated from our operations.

Income tax provision

The income tax provision for the Current Year-to-Date Period was $5,882,000, resulting in a 34.85% effective tax rate, as compared to $7,497,000 and a 37.6% effective tax rate for the Comparable Year-to-Date Period. The effective tax rate for the Current Year-to-Date Period is the rate anticipated for fiscal 2007. The actual effective tax rate for fiscal 2006 was 36.6%. The effective tax rate for the Current Year-to-Date Period is lower than the actual rate for fiscal 2006 because our tax-exempt interest income is expected to represent a greater percentage of our income in fiscal 2007 than in fiscal 2006.

Liquidity and Capital Resources

As of October 31, 2006, we had cash and cash equivalents of $28,454,000 and marketable securities of $91,900,000 compared to cash and cash equivalents of $31,664,000 and marketable securities of $74,500,000 as of October 31, 2005. The increase in our total cash and cash equivalents and marketable securities compared to last year is primarily the result of the cash generated from operations, offset by capital acquisitions related to new and remodeled stores and dividend payments.

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

Back to Index

During the Current Year-to-Date and Comparable Year-to-Date Periods, we funded all of our operating needs internally, including capital expenditures for the opening of new stores and the remodeling of existing stores. For the Current Year-to-Date Period, cash provided by operations was $14,184,000, resulting primarily from net income, increased by a reduction in merchandise inventories and the non-cash charge for depreciation and amortization. Offsetting the cash generated from earnings were payments made for income taxes and a reduction in accounts payable, accrued and other expenses.

For the Comparable Year-to-Date period, cash provided by operations was $13,863,000, resulting primarily from net income, a reduction in merchandise inventories and the non-cash charge for depreciation and amortization, offset by income tax and accounts payable payments.

Using cost of sales (excluding buying and occupancy expenses) divided by average inventory at cost for the applicable periods, the inventory turnover rates were approximately 4.1 times for the Current Year-to-Date Period and 4.2 times for the Comparable Year-to-Date Period.

During the Current Year-to-Date Period, net cash used in investing activities was $6,991,000. We used $6,091,000, primarily for capital acquisitions related to opening of 18 new stores, three of which opened after October 31, 2006 and for the remodeling of five existing locations, two of which opened after October 31, 2006. We also purchased $9,600,000 in marketable securities, offset by sales of $8,700,000 of similar investments.

During the Comparable Year-to-Date Period, net cash provided by investing activities was $68,427,000. These funds were generated from the net sales of marketable securities, primarily to fund the special $6.00 per common share dividend we paid on August 16, 2005. We also used $3,173,000 for capital additions relating to the opening of six new stores and the remodeling of 11 existing stores.

During the Current Year-to-Date Period, net cash used in financing activities was $5,259,000. These funds were used for the payment of dividends on common and preferred stock, partially offset by proceeds from employee stock option exercises.

During the Comparable Year-to-Date Period, net cash used in financing activities was $80,925,000. These funds were used for the payment of dividends on our common and preferred stock, primarily the special $6.00 per common share dividend we paid on August 16, 2005. These dividend payments were partly offset by proceeds from the exercise of employee stock options and the related tax benefit.

During fiscal 2008, we expect to begin the roll-out of new point-of-sale hardware and software. We anticipate the cost of this implementation will not exceed $4,000,000 and expect completion during fiscal 2008. We have an unsecured line of credit in the amount of $20,000,000 as of October 31, 2006. Of this amount, $3,952,000 was outstanding as letters of credit for the purchase of inventory. We believe that our existing cash and marketable securities and internally generated funds will be sufficient to meet our anticipated capital expenditures and current operating needs. Initial lease terms for our retail apparel stores, warehouse and office building range from 10 to 20 years. Following is a summary of our contractual obligations for minimum rental payments on our non-cancelable operating leases and minimum payments on other commitments as of October 31, 2006.

	Payments Due by Period

Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating leases	$158,400,000	$25,997,000	$46,503,000	$35,292,000	$50,608,000
Letters of credit	3,952,000	3,952,000	—	—	—

Total	$162,352,000	$29,949,000	$46,503,000	$35,292,000	$50,608,000

The above table excludes $1,805,000 in common and preferred stock dividends, which were accrued at October 31, 2006 and were paid in November 2006.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

As of October 31, 2006, we had cash and cash equivalents of $28,454,000 and marketable securities of $91,900,000 compared to cash and cash equivalents of $31,664,000 and marketable securities of $74,500,000 as of October 31, 2005. The increase in our total cash and cash equivalents and marketable securities compared to last year is primarily the result of the cash generated from operations, offset by capital acquisitions related to new and remodeled stores and dividend payments.

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

(b) Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended October 31, 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Items 2 - 5.

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

DEB SHOPS, INC.
DATE: December 8, 2006	By:	/s/ Marvin Rounick

Marvin Rounick President and Chief Executive Officer

DATE: December 8, 2006	By:	/s/ Barry J. Susson, CPA

Barry J. Susson, CPA Chief Financial Officer and Assistant Secretary

Back to Index

Exhibit Index

Exhibit 31.1	Section 302 Certification by President and Chief Executive Officer

Exhibit 31.2	Section 302 Certification by Chief Financial Officer

Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer

Exhibit 32.2	Certification of Periodic Report by Chief Financial Officer