Form 10-K
period 2007-01-31
DEB SHOPS INC
filed 2007-04-13
CIK 715779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

0-12188
Commission File Number

Deb Shops, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1913593
(State of Incorporation)	(IRS Employer Identification No.)

9401 BLUE GRASS ROAD, PHILADELPHIA, PA 19114
(Address of principal executive offices and zip code)

(Registrant’s telephone number, including area code) (215) 676-6000

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, par value $.01 per share.

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: YES ☐      NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: YES ☐      NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑

As of July 31, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s Common Stock, par value $.01 per share, held by non-affiliates was approximately $121,655,000, based upon a closing price of $23.78 per share.

As of March 31, 2007, 14,330,808 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Definitive Proxy Statement to be filed within 120 days after the end of the fiscal year in connection with the Annual Meeting to be held on May 16, 2007 — incorporated in Part III.

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

PART I

Item 1.  Business

General

We operate 336 women’s and men’s specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. We operate 328 stores under the name “DEB” which offer moderately priced, fashionable, coordinated women’s sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. DEB merchandise consists of clothing and accessories appealing primarily to the fashion-conscious junior and plus-sized female consumers between the ages of 13 and 25. In addition, we operate two outlet stores under the name “CSO.” The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. One hundred and eighty-one of our stores contain plus-size departments. We also operate six apparel retail stores under the name “Tops ‘N Bottoms.” The Tops ‘N Bottoms stores sell moderately priced men’s and women’s apparel. Thirteen of the DEB stores contain Tops ‘N Bottoms departments. Store information is as of January 31, 2007 unless otherwise indicated.

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

We are in the process of developing new point-of-sale software that is expected to provide enhancements to our merchandising and financial control processes. It will also enable us to migrate to newer hardware, thereby replacing older equipment. We expect to begin the roll-out of the system during the fiscal year ending January 31, 2008 (“fiscal 2008”). The total cost of this implementation, which we expect to complete during the fiscal year ending January 31, 2009, is not expected to be in excess of $4,000,000.

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

Stores

During the fiscal year ended January 31, 2007 (“fiscal 2007”), we opened 18 stores, closed nine stores and remodeled seven existing locations. All of the new stores have plus-size departments. We currently plan a net increase of approximately 15 new stores in fiscal 2008, virtually all of which are expected to have plus-size departments. We also expect to continue to update our existing stores through our selective remodeling program. We are currently scheduled to close four stores in the first half of fiscal 2008. We plan to continue to carefully evaluate the profitability of individual stores and close those stores that we believe cannot meet a level of profitability that we deem acceptable.

The following table shows store openings and closings for the last five fiscal years:

	Year Ended January 31,
	2007	2006	2005	2004	2003

Open at beginning of fiscal year	327	323	332	327	309
Opened during fiscal year	18	8	8	13	23
Closed during fiscal year	(9)	(4)	(17)	(8)	(5)

Open at end of fiscal year	336	327	323	332	327

Our 336 stores are located in 42 states, principally in the East and Midwest portions of the United States. The following table lists the number of stores operating within each geographic region of the country.

Number
Region	of Stores

Midwest	149
East	112
West	39
New England	25
South	11

Total	336

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

The responsibility for managing our stores rests with the Director of Store Operations and a staff of 43 employees consisting of an Assistant Director of Store Operations and Regional and District Managers. A Regional Manager is responsible for an average of six districts. A District Manager is responsible for an average of nine stores, each of which is staffed by a Store Manager and two Assistant Store Managers. The District and Regional Managers visit the stores regularly to review merchandise levels, content and presentation, staff training and other personnel issues, store security and cleanliness and adherence to standard operating procedures.

The merchandising department consists of 46 employees, including the Senior Vice President, Merchandising, Merchandise Managers, Buyers and support staff. The department is responsible for purchasing, pricing (including markdowns), inventory planning and allocating merchandise among the stores. The merchandising department’s staff is organized in the following categories: tops, bottoms, dresses, coats, lingerie, hosiery, shoes and accessories.

At January 31, 2007, we had approximately 3,500 employees, 56% of whom were employed on a part-time basis. We have a collective bargaining agreement with the United Paperworkers International Union, Philadelphia Local 286 (“UPIU”) that expires on December 31, 2008. The UPIU represents approximately 90 of our warehouse employees. We consider our employee relations to be good.

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

Available Information

Our principal Internet address is www.debshops.com. We make available free of charge on www.debshops.com our annual, quarterly, and current reports, and amendments to those reports, including exhibits thereto, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our historical filings can also be accessed directly from the SEC’s website at www.sec.gov. Our Audit and Nominating Committee charters, as well as our Code of Business Conduct & Ethics, are also available on www.debshops.com.

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

Item 1A.	Risk Factors

Our business faces a variety risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or prospects could be affected materially and adversely. These risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained or incorporated by reference in this report. See “Forward-Looking Statements” set forth above.

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

The female teen specialty apparel business is highly competitive. We compete against a large number of multi-store specialty apparel companies as well as department store and mass merchant operators, many of whom are larger and have substantially greater financial and operational resources. All of our existing locations face competition from one or more of our competitors. This competitive marketplace may adversely affect our future performance and we cannot be certain that we will be able to compete effectively in the future.

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

Our business is affected by the seasonality pattern that is common to most retailers. Due to the importance of our peak selling seasons, which includes the Christmas holiday, the fourth quarter has historically contributed, and is expected to continue to contribute, a significant portion of our net income for the entire year. In anticipation of increased sales activity during the fourth quarter, we incur significant additional costs both prior to and during the fourth quarter. Those costs include, among other things, the acquisition of inventory and the hiring of seasonal employees. Any factors negatively affecting our sales during this period of the year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our results of operations for the entire year.

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

An increase in the cost of fuel oil could impact our earnings and margins.

Prices for oil have fluctuated dramatically in the past and these prices continued to be above historical averages during fiscal 2007. These fluctuations impact our distribution costs, transportation costs for our field management and utility costs for our stores, corporate office and distribution center. These fluctuations also could impact the frequency of customer visits to the malls and strip centers in which are stores are located. Continuing fluctuation of the cost of fuel oil could impact our earnings.

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

Additionally, the majority of our distribution center employees are covered by a collective bargaining agreement. While we consider our relationship with these employees to be good, there can be no assurance that we will not experience a work stoppage in the future as a result of labor disagreements. A labor disturbance in our distribution center could have a material adverse effect on our operations.

Our principal shareholders may effectively exercise control over matters requiring shareholder approval.

Marvin Rounick and Warren Weiner, together with their affiliates, own, directly or indirectly, a substantial amount of our common stock. To the extent they and their affiliates vote their shares in the same manner, their combined stock ownership effectively gives them power to elect all of the directors and control the management, operations and affairs of Deb Shops, Inc. Their ownership may discourage someone from making a significant equity investment in Deb Shops, Inc., even if we needed the investment to operate our business. The size of their combined stock holdings could be a significant factor in delaying or preventing a change of control transaction that other shareholders may deem to be in their best interests, such as a transaction in which the other shareholders would receive a premium for their shares over their current trading prices.

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

The following table shows the current expiration dates of executed store leases, for stores in operation as of January 31, 2007. In many cases, we have renewal options.

Number of
Leases
Calendar Years	Expiring

2007 - 2008	84
2009 - 2010	81
2011 - 2012	49
2013 - 2014	46
2015 - 2016	36
2017 - 2018	29
2019 and thereafter	11

Total	336

We lease our warehouse, distribution and office space, aggregating 280,000 square feet, pursuant to a lease that expires in 2012. This facility is a modern, one-story industrial building situated on approximately 20 acres in the northeast section of Philadelphia, Pennsylvania. See Item 13. Certain Relationships and Related Transactions and Director Independence.

With respect to the geographic locations of our stores, see Item 1. Business — Stores.

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

None.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007.

Our executive officers, each of whom serves at the discretion of the Board of Directors, are as follows:

			Officer
Name	Age	Position with Company	Beginning

Marvin Rounick	66	Director, President and Chief Executive Officer	1973
Warren Weiner	63	Director, Executive Vice President, Secretary and Treasurer	1973
Allan Laufgraben	68	Senior Vice President, Merchandising	1995
Barry J. Susson, CPA	44	Chief Financial Officer and Assistant Secretary	2003
Stanley A. Uhr, Esq.	61	Vice President and Corporate Counsel	1988
Stephen P. Smith	47	Vice President, Information Systems	1998
John DeAngelis	38	Vice President, Real Estate	2005
Lorraine K. Koc	49	Vice President, General Counsel	2006
Joan M. Nolan	54	Controller	1998

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

Lorraine K. Koc has been employed by the Company since 1985. From that time until April 2006, she served as General Counsel. Since May 2006, she has served as Vice President and General Counsel.

Joan M. Nolan has been employed by the Company since November 1998, as Controller.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol: DEBS.

The following table sets forth quarterly high and low sales prices for the two most recent fiscal years:

2007	High	Low

First Quarter	$32.26	$27.77
Second Quarter	$31.09	$21.91
Third Quarter	$28.30	$22.96
Fourth Quarter	$29.48	$24.17

2006	High	Low

First Quarter	$30.08	$23.49
Second Quarter	$30.85	$23.91
Third Quarter	$25.29	$21.30
Fourth Quarter	$32.39	$25.28

Holders

As of March 30, 2007, there were 171 record holders and approximately 2,680 beneficial holders of our Common Stock.

Dividends

We paid regular quarterly dividends for each of the two most recent fiscal years. The per-share amount of the quarterly dividends paid in each of the four quarters of fiscal 2007 and fiscal 2006 was $0.125. We also paid a special dividend of $6.00 per share in the third quarter of fiscal 2006. We currently intend to follow a policy of regular quarterly dividends, subject to our earnings, capital requirements and our operating and financial condition, among other factors.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Deb Shops, Inc., The NASDAQ Composite Index
And The Dow Jones US Apparel Retailers Index

* $100 invested on 1/31/02 in stock or index-including reinvestment of dividends.
  Fiscal year ending January 31.

Issuer Purchases of Equity Securities

There were no repurchases of our equity securities during the fourth quarter of fiscal 2007.

Item 6.	Selected Financial Data

The following selected financial data is derived from our consolidated financial statements. The data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the consolidated financial statements, related notes, and other financial information included herein.

Deb Shops, Inc. and Subsidiaries
Consolidated Financial Highlights

	Year Ended January 31,
	2007	2006	2005	2004	2003
(In thousands, except per share data)

Net sales	$324,741	$324,964	$303,778	$298,646	$317,722
Gross profit	$110,755	$113,283	$100,940	$93,074	$110,790
Operating income	$28,536	$35,772	$26,200	$18,234	$38,653
Net income	$21,413	$25,290	$17,944	$12,601	$25,284
Net income per common share — basic	$1.49	$1.79	$1.30	$0.92	$1.85
Net income per common share — diluted	$1.49	$1.78	$1.30	$0.92	$1.83
Weighted average shares outstanding — basic	14,327	14,125	13,729	13,685	13,672
Weighted average shares outstanding — diluted	14,343	14,195	13,753	13,685	13,815
Total assets	$202,677	$187,669	$242,880	$231,697	$221,153
Deferred lease credits	$12,655	$11,511	$11,114	$10,920	$9,748
Shareholders’ equity	$146,046	$131,555	$188,911	$181,547	$176,186
Book value per share at year end*	$10.19	$9.19	$13.73	$13.27	$12.87
Cash dividends declared per share of common stock	$0.500	$6.500	$0.900	$0.525	$0.425

*	Calculated by dividing shareholders’ equity by the number of shares outstanding at each respective period end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report. As used in this report, the terms “fiscal 2007,” “fiscal 2006,” and “fiscal 2005,” refer to our fiscal years ended January 31, 2007, 2006 and 2005, respectively. The term “fiscal 2008” refers to our fiscal year that will end on January 31, 2008.

Overview

We operate 336 women’s and men’s specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. We operate 328 stores under the name “DEB” which offer moderately priced, fashionable, coordinated women’s sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. DEB merchandise consists of clothing and accessories appealing primarily to the fashion-conscious junior and plus-sized female consumers between the ages of 13 and 25. In addition, we operate two outlet stores under the name “CSO.” The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. One hundred and eighty-one of our stores contain plus-size departments. We also operate six apparel retail stores under the name “Tops ‘N Bottoms.” The Tops ‘N Bottoms stores sell moderately priced men’s and women’s apparel. Thirteen of the DEB stores contain Tops ‘N Bottoms departments. Store information is as of January 31, 2007 unless otherwise indicated.

We were generally disappointed with our fiscal 2007 performance as we were unable to achieve our initial sales and earnings projections. Regarding sales, we believe the shortfall was attributable to certain aspects of our merchandise assortment that were not well received by our customers, coupled with periods of difficult economic conditions for our value focused consumer. The sales shortfall, coupled with increases in buying and occupancy costs and selling and administrative expenses resulted in earnings falling below our original plan. We believe that the continuation of higher energy prices has a greater impact on our moderate income customer than it does those with higher incomes. On a departmental basis, we experienced more significant sales declines in coats, bottoms and accessories, offset by improvement in our dress department. As a percentage of net sales, our gross margin declined to 34.1% in fiscal 2007 from 34.9% in fiscal 2006. This decline was due to a combination of increases in markdowns and buying and occupancy costs as a percentage of sales. The decline in comparable store sales also contributed to an increase in selling and administrative expenses as a percentage of sales to 23.7% in fiscal 2007 from 22.2% in fiscal 2006.

Despite our sales and earnings performance, we were able to accomplish several initiatives that we believe strengthen our long-term growth prospects. First, we opened a total of 18 new stores, compared to an average of 10 between fiscal 2004 and 2006. Several of the stores we opened are in new or under-penetrated markets such as Montana, Utah and Arizona. In all, during fiscal 2007, we added more than 140,000 square feet of new retail space to our operations. We also increased the number of plus-size departments throughout our store base, a key differentiator for our retail concept and an important growth vehicle for our company. Each of the 18 new stores we opened included plus-sized departments and as of January 31, 2007, approximately 54% of our stores include plus-sized departments. We also continued our program of selective store closings by exiting nine of our locations. We are currently scheduled to close four stores in the first half of fiscal 2008 and will continue to carefully evaluate the profitability of individual stores and close those stores that we believe cannot meet a level of profitability that we deem acceptable.

During fiscal 2008, we expect a net increase of approximately 15 stores. We anticipate the large majority of the new stores will include plus-sized departments as we look to grow this business and further differentiate ourselves from our competition. We also expect to continue to update our existing stores through our selective remodeling program.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 became effective for us on February 1, 2007. We are currently evaluating the effects of implementing this new standard.

The following table sets forth certain store information:

	Store Data(1)
	Year Ended January 31,
	2007	2006	2005

Stores open at end of the year	336	327	323
Average number in operation during the year	334	325	327
Average net sales per store (in thousands)	$971	$998	$929
Average operating income per store (in thousands)	$85	$110	$80
Comparable store sales(2) — percent change	(3.3)%	7.0%	1.0%

(1)	Includes Tops ‘N Bottoms stores

(2)	Comparable store sales include stores opened for both periods. A store is added to the comparable store base in its 13th month of operation.

The following table sets forth, for the periods indicated, selected data from our statements of operations expressed as a percentage of net sales:

	Year Ended January 31,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Gross profit	34.1%	34.9%	33.2%
Operating income	8.8%	11.0%	8.6%
Income before income taxes	10.1%	12.3%	9.4%
Income tax provision	3.5%	4.5%	3.5%
Net income	6.6%	7.8%	5.9%

Fiscal 2007 compared to Fiscal 2006

Net sales

Net sales decreased $222,000, or 0.1%, to $324,741,000 in fiscal 2007 from $324,964,000 in fiscal 2006. The decrease in net sales was due to a 3.3% or $10,700,000 decrease in comparable store sales, offset by the net effect of sales from stores excluded from the comparable store sales calculation of $10,478,000. We believe the comparable store sales decrease was attributable to certain aspects of our merchandise assortment that were not well received by our customers, coupled with periods of difficult economic conditions for our value focused consumer.

Cost of sales, including buying and occupancy costs

Cost of sales, including buying and occupancy costs, increased $2,306,000 or 1.1%, to $213,986,000 in fiscal 2007 from $211,680,000 in fiscal 2006. As a percentage of net sales, these costs increased to 65.9% in fiscal 2007 from 65.1% in fiscal 2006. The dollar increase between periods was due primarily to an increase in occupancy costs resulting from the operation of an average of nine more stores during fiscal 2007 versus fiscal 2006. The increase in these costs as a percentage of sales was due to the dollar increase in these costs and the 3.3% decrease in comparable store sales. Buying and occupancy costs were 16.4% and 15.8% of net sales for fiscal 2007 and 2006, respectively.

Selling and administrative expenses

Selling and administrative expenses increased $4,783,000 or 6.6%, to $76,853,000 in fiscal 2007 from $72,070,000 in fiscal 2006. As a percentage of net sales, these costs increased to 23.7% in fiscal 2007 from 22.2% in fiscal 2006. The dollar increase between the periods was due to increases in store related payroll costs, health and workers’ compensation insurance expenses, store supply costs, travel expenses and merchant fees relating to customer credit card charges. The increase in these costs as a percentage of sales was due to the dollar increase in these costs and the 3.3% decrease in comparable store sales.

Depreciation and amortization

Depreciation and amortization expense decreased $75,000 or 1.4%, to $5,366,000 in fiscal 2007 from $5,441,000 in fiscal 2006. As a percentage of net sales, these expenses remained consistent at 1.7%. Certain of our store assets became fully depreciated during the year, resulting in a reduction in depreciation expense versus fiscal 2006.

Operating income

Operating income decreased $7,236,000 or 20.2%, to $28,536,000 in fiscal 2007 from $35,772,000 in fiscal 2006. As a percentage of net sales, operating income decreased to 8.8% in fiscal 2007 from 11.0% in fiscal 2006. The dollar and percentage decreases were due primarily to the aforementioned decrease in sales and gross profit margin, and from increases in selling and administrative expenses.

Other income, principally interest

Other income, principally interest, increased $234,000 or 5.7% to $4,369,000 in fiscal 2007 from $4,135,000 in fiscal 2006. Other income was offset by losses on disposition of fixed assets of $123,000 in fiscal 2007 and $69,000 in fiscal 2006. The increase between fiscal periods was due to higher average interest rates in fiscal 2007 versus fiscal 2006, offset by a $28,100,000 reduction in our average investment in marketable securities during the year.

Income tax provision

The income tax provision for fiscal 2007 was $11,493,000, resulting in a 34.9% effective tax rate, as compared to $14,617,000 and a 36.6% effective tax rate for fiscal 2006. The decrease in the effective rate between fiscal periods was due to a reduction in our effective state tax rate and the fact that current year tax-exempt interest earnings represented a larger percentage of pretax earnings. The effective tax rate in fiscal 2007 was slightly below the statutory federal rate due to the combination of the effect of tax exempt interest and wage tax credits, offset by state income taxes. The effective tax rate in fiscal 2006 was greater than the statutory federal rate, primarily as a result of state income taxes, partially offset by tax-exempt interest.

Fiscal 2006 compared to Fiscal 2005

Net sales

Net sales increased $21,186,000, or 7.0%, to $324,964,000 in fiscal 2006 from $303,778,000 in fiscal 2005. The increase in net sales was due to a 7.0% or $20,448,000 increase in comparable store sales, as well as to the net effect of stores excluded from the comparable store sales calculation of $737,000. The increase is due to improved acceptance of our merchandise offering, particularly in our dress and footwear departments versus fiscal 2005, as evidenced by a 337 basis point reduction in markdowns in fiscal 2006 versus fiscal 2005.

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

Income tax provision

The income tax provision for fiscal 2006 was $14,617,000, resulting in a 36.6% effective tax rate, as compared to $10,572,000 and a 37.1% effective tax rate for fiscal 2005. The decrease in the effective rate between fiscal periods was due to the fact that fiscal 2006 tax-exempt interest earnings represented a larger percentage of pretax earnings and to a federal deduction for a state tax settlement. These items were partially offset by an increase in our effective state tax rate. The effective tax rate in both fiscal years was greater than the statutory federal rate, primarily as a result of state income taxes, partially offset by tax-exempt interest.

Liquidity and Capital Resources

As of January 31, 2007, we had cash and cash equivalents of $25,780,000 and marketable securities of $101,950,000 compared to cash and cash equivalents of $26,521,000 and marketable securities of $91,000,000 as of January 31, 2006. The cash and cash equivalents are invested principally in money market mutual funds, while the marketable securities are invested principally in auction market securities, which trade on a par-in, par-out basis and provide interest-rate reset options on a revolving 35-day basis. Because we regularly liquidate our investments in these securities for reasons including, among others, changes in market interest rates and changes in the availability of and the yield on alternative investments, we have classified these securities as available for sale. We do not invest for trading purposes. Accordingly, we do not believe we have significant exposure to market risk with respect to our investments.

During the past three fiscal years, we internally funded all of our operating needs, including capital expenditures for the opening of new stores and the remodeling of existing stores. Total cash provided by operating activities for fiscal 2007, 2006 and 2005 was $25,221,000, $28,731,000, and $24,925,000, respectively. For fiscal 2007, cash provided by operations was primarily the result of net income, increased by depreciation and increases in deferred lease credits and trade accounts payable, offset by an increase in merchandise inventories as a result of the earlier receipt of spring 2007 merchandise versus 2006 and the fact that we operated 181 plus-sized departments at the end of fiscal 2007 versus 163 plus-sized departments at the end of fiscal 2006. Further offsetting cash provided by operating activities were decreases in income taxes payable and accrued expenses. For fiscal 2006, cash provided by operations was primarily the result of net income, increased by depreciation, increases in accrued expenses, income taxes payable and deferred lease credits, offset by an increase in merchandise inventories as a result of the earlier receipt of spring 2006 merchandise versus 2005 and the fact that we operated 163 plus-sized departments at the end of fiscal 2006 versus 140 plus-sized departments at the end of fiscal 2005. For fiscal 2005, cash provided by operations was primarily the result of net income, increased by depreciation, increases in income taxes and trade accounts payable and accrued expenses, offset by an increase in merchandise inventories. Using cost of sales (excluding buying and occupancy expenses) divided by average inventory at cost for the applicable periods, the inventory turnover rates were approximately 5.1, 5.3, and 5.5 times during fiscal 2007, 2006 and 2005, respectively.

During fiscal 2007, we used $18,899,000 in investing activities. These funds were used for the net purchase of investment securities and for purchase of fixed assets relating to new and remodeled stores. During fiscal 2006, funds provided by investing activities were $50,067,000. These funds were generated from the net redemption of our investment securities, offset by purchases of fixtures and equipment, principally for new and remodeled stores. We redeemed investment securities to fund the $6.00 per common share special dividend we paid in August 2005.

During fiscal 2005, cash used in investing activities was $18,121,000. These funds were principally used for the purchase of marketable securities and for the opening of new stores and the remodeling of existing stores. During the past three fiscal years, the number of store openings and remodels were as follows:

	Year Ended January 31,
	2007	2006	2005

New stores	18	8	8
Remodeled stores	7	12	11

Net cash used in financing activities was $7,064,000, $82,576,000 and $10,570,000 for fiscal 2007, 2006 and 2005, respectively. During these fiscal years, these funds were principally used for the payment of dividends on preferred and common stock. Fiscal 2006 included the aforementioned $6.00 per common share special dividend, amounting to $85,916,000, paid in August 2005. In each fiscal year, these amounts were partially offset by the proceeds from the exercise of stock options of $143,000, $9,813,000 and $1,831,000, respectively, and by the tax benefit from stock-based compensation.

As of January 31, 2007, we have incurred approximately $397,000 in costs relating to the development of our new point-of-sale system. We expect to begin the roll-out of the system during fiscal 2008. The total cost of this implementation, which we expect to complete during fiscal 2009, is not expected to be in excess of $4,000,000. We had an unsecured line of credit in the amount of $20,000,000 as of January 31, 2007. Of this amount, $434,000 was outstanding as letters of credit for the purchase of inventory. We believe that internally generated funds will be sufficient to meet our anticipated capital expenditures and current operating needs. Initial lease terms for our retail apparel stores, warehouse and office building range from 15 to 20 years. Following is a summary of our contractual obligations for minimum rental payments on our non-cancelable operating leases and minimum payments on other commitments as of January 31, 2007:

	Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years

Operating leases	$160,175,000	$27,213,000	$46,584,000	$35,545,000	$50,833,000
Other commitments	434,000	434,000	—	—	—

Total	$160,609,000	$27,647,000	$46,584,000	$35,545,000	$50,833,000

The above table excludes $1,805,000 in dividends, which were accrued at January 31, 2007 and were paid in February 2007.

Seasonal Nature of Operations

During fiscal 2007, approximately 26% and 49% of our net sales and net income occurred during the fourth quarter, as compared to 27% and 51% of our net sales and net income for fiscal 2006. The fourth quarter includes the Christmas selling season. See “Quarterly Financial Information (Unaudited)” for a summary of certain financial statement items for the fiscal 2007 and fiscal 2006 quarterly periods.

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

Impairment of Long-Lived Assets

As required under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we are required to assess our long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evaluating potential impairment, consideration is given to historical performance and future estimated results. The carrying amount of the asset is then compared to the estimated future undiscounted cash flows expected to result from the use of the asset. If the estimated future undiscounted cash flows are less than the carrying amount of the asset, such asset is written down to its estimated fair value and an impairment loss is recognized. No impairment charges were recorded during fiscal 2007 and 2006. During fiscal 2005, we recognized $176,000 in impairment charges related to unprofitable stores.

Workers’ Compensation Insurance

We use estimates in the determination of the required accruals for workers’ compensation insurance. These estimates are based upon review of historical information, current claims experience and consultation with third-parties. Future projections of claims may require management to revise these accruals.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 became effective for us on February 1, 2007. We are currently evaluating the effects of implementing this new standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“FASB 157”). FASB 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FASB 157 is effective for us beginning February 1, 2008. During fiscal 2008, we will evaluate the provisions of FASB 157 to determine the effects of implementing this new standard.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“FASB 159”). FASB 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for us beginning February 1, 2008. During fiscal 2008, will evaluate the provisions of FASB 159 to determine the effects of implementing this new standard.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See the first paragraph under the caption “Liquidity and Capital Resources” in this Annual Report on Form 10-K for a discussion regarding quantitative and qualitative disclosures about market risk.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2007. In making this assessment, our management used the criteria set forth in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of January 31, 2007.

Our independent registered public accounting firm, BDO Seidman LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, which appears immediately following this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Deb Shops, Inc. and subsidiaries
Philadelphia, Pennsylvania

We have audited management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting, that Deb Shops, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on the COSO criteria.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2007, and our report dated April 13, 2007 expressed an unqualified opinion thereon.

/s/  BDO SEIDMAN, LLP
Philadelphia, Pennsylvania
April 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Deb Shops, Inc. and Subsidiaries
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Deb Shops, Inc. and Subsidiaries as of January 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deb Shops, Inc. and Subsidiaries at January 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A, the Company adopted SFAS No. 123 (Revised 2004), “Share-based payment,” during the fiscal year ended January 31, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Deb Shops, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 13, 2007 expressed an unqualified opinion thereon.

/s/  BDO SEIDMAN, LLP
Philadelphia, Pennsylvania
April 13, 2007

DEB SHOPS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended January 31,
	2007	2006	2005

Net sales	$324,741,227	$324,963,607	$303,778,103
Cost of sales, including buying and occupancy costs	213,985,749	211,680,152	202,837,874

Gross profit	110,755,478	113,283,455	100,940,229
Operating expenses:
Selling and administrative	76,852,741	72,070,465	69,356,328
Depreciation and amortization	5,366,252	5,441,096	5,384,283

	82,218,993	77,511,561	74,740,611

Operating income	28,536,485	35,771,894	26,199,618
Other income, principally interest	4,369,478	4,135,410	2,316,312

Income before income taxes	32,905,963	39,907,304	28,515,930
Income tax provision	11,493,000	14,617,000	10,572,000

Net income	$21,412,963	$25,290,304	$17,943,930

Net income per common share
Basic	$1.49	$1.79	$1.30

Diluted	$1.49	$1.78	$1.30

Weighted average number of common shares outstanding
Basic	14,326,704	14,125,484	13,729,100

Diluted	14,343,173	14,195,078	13,753,461

See notes to consolidated financial statements.

DEB SHOPS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	January 31,
	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$25,779,592	$26,520,757
Marketable securities	101,950,000	91,000,000
Merchandise inventories	34,473,012	32,902,705
Prepaid expenses and other	3,270,411	3,247,389
Deferred income taxes	1,256,258	1,180,154

Total current assets	166,729,273	154,851,005
Property, Plant and Equipment — at cost
Land	150,000	150,000
Buildings	2,365,697	2,365,697
Leasehold improvements	59,125,715	55,615,772
Furniture and equipment	18,341,551	16,794,542

	79,982,963	74,926,011
Less accumulated depreciation and amortization	54,238,784	51,600,719

Net property, plant and equipment	25,744,179	23,325,292
Other Assets
Deferred income taxes	8,491,788	7,780,844
Other	1,712,223	1,712,223

Total other assets	10,204,011	9,493,067

Total assets	$202,677,463	$187,669,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$27,686,466	$26,917,480
Accrued expenses and other	12,982,386	13,173,334
Income taxes payable	3,308,247	4,511,782

Total current liabilities	43,977,099	44,602,596

Deferred lease credits	12,654,669	11,511,430

Total liabilities	56,631,768	56,114,026
Shareholders’ Equity
Series A preferred stock, par value $1.00 per share:
Authorized — 5,000,000 shares
Issued and outstanding — 460 shares, liquidation value $460,000	460	460
Common stock, par value $.01 per share:
Authorized — 50,000,000 shares
Issued — 15,688,290 shares	156,883	156,883
Additional paid-in capital	14,447,128	14,187,841
Retained earnings	139,878,726	125,684,867

	154,483,197	140,030,051
Less common treasury shares, at cost:
January 31, 2007: 1,360,482; January 31, 2006: 1,366,482	8,437,502	8,474,713

Total shareholders’ equity	146,045,695	131,555,338

Total liabilities and shareholders’ equity	$202,677,463	$187,669,364

See notes to consolidated financial statements.

DEB SHOPS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

	Preferred	Common	Additional	Retained
	Stock	Stock	Paid-In Capital	Earnings	Treasury Stock	Totals

Balances — February 1, 2004	$460	$156,883	$5,864,790	$187,949,432	$(12,424,720)	$181,546,845
Net income				17,943,930		17,943,930
Dividends on preferred stock ($120 per share)				(55,200)		(55,200)
Dividends on common stock ($0.90 per share)				(12,370,524)		(12,370,524)
Stock options exercised			1,353,156		478,231	1,831,387
Tax benefit from exercise of stock options			14,700			14,700

Balances — January 31, 2005	460	156,883	7,232,646	193,467,638	(11,946,489)	188,911,138
Net income				25,290,304		25,290,304
Dividends on preferred stock ($120 per share)				(55,200)		(55,200)
Dividends on common stock ($6.50 per share)				(93,017,875)		(93,017,875)
Stock options exercised			6,341,083		3,471,776	9,812,859
Tax benefit from exercise of stock options			614,112			614,112

Balances — January 31, 2006	460	156,883	14,187,841	125,684,867	(8,474,713)	131,555,338
Net income				21,412,963		21,412,963
Dividends on preferred stock ($120 per share)				(55,200)		(55,200)
Dividends on common stock ($0.50 per share)				(7,163,904)		(7,163,904)
Stock options exercised			105,289		37,211	142,500
Tax benefit from exercise of stock options			11,800			11,800
Stock option expense			142,198			142,198

Balances — January 31, 2007	$460	$156,883	$14,447,128	$139,878,726	$(8,437,502)	$146,045,695

See notes to consolidated financial statements.

DEB SHOPS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended January 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$21,412,963	$25,290,304	$17,943,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,366,252	5,441,096	5,384,283
Deferred income tax benefit	(787,000)	(840,000)	(235,000)
Loss on retirement of property, plant and equipment	123,435	69,060	70,401
Stock compensation expense	142,198	—	—
Changes in operating assets and liabilities:
Increase in merchandise inventories	(1,570,307)	(2,342,529)	(2,295,501)
Decrease (increase) in prepaid expenses and other	16,952	(631,204)	351,618
Increase (decrease) in trade accounts payable	768,986	(4,203)	398,124
(Decrease) increase in accrued expenses and other	(191,698)	1,246,714	1,163,149
(Decrease) increase in income taxes payable	(1,203,535)	104,700	1,950,273
Increase in deferred lease credits	1,143,239	397,206	194,137

Net cash provided by operating activities	25,221,485	28,731,144	24,925,414

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,948,596)	(5,033,231)	(4,220,861)
Purchases of investment securities	(44,075,000)	(111,100,000)	(79,600,000)
Sales of investment securities	33,125,000	166,200,000	65,700,000

Net cash (used in) provided by investing activities	(18,898,596)	50,066,769	(18,120,861)

Cash flows from financing activities:
Preferred stock cash dividends paid	(55,200)	(55,200)	(55,200)
Common stock cash dividends paid	(7,163,154)	(92,947,897)	(12,360,887)
Proceeds from exercise of stock options	142,500	9,812,859	1,831,386
Tax benefit from stock-based compensation	11,800	614,112	14,700

Net cash used in financing activities	(7,064,054)	(82,576,126)	(10,570,001)

Decrease in cash and cash equivalents	(741,165)	(3,778,213)	(3,765,448)
Cash and cash equivalents at beginning of year	26,520,757	30,298,970	34,064,418

Cash and cash equivalents at end of year	$25,779,592	$26,520,757	$30,298,970

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes, net	$13,524,000	$14,185,000	$8,991,000

See notes to consolidated financial statements.

DEB SHOPS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- A - Summary of Significant Accounting Policies

Operation:  Deb Shops, Inc. (hereinafter referred to as “DEB”, “we”, “our” or the “Company”) operates 336 women’s and men’s specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. We operate 328 stores under the name “DEB” which offer moderately priced, fashionable, coordinated women’s sportswear, dresses, coats, lingerie, accessories and shoes for junior and plus sizes. DEB merchandise consists of clothing and accessories appealing primarily to the fashion-conscious junior and plus-sized female consumers between the ages of 13 and 25. In addition, we operate two outlet stores under the name “CSO.” The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. One hundred and eighty-one of the DEB stores contain plus-size departments. We also operate six apparel retail stores under the name “Tops ‘N Bottoms.” The Tops ‘N Bottoms stores sell moderately priced men’s and women’s apparel. Thirteen of the DEB stores contain Tops ‘N Bottoms departments.

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

For software developed for internal use, all external direct costs for materials and services and certain internal payroll and fringe benefits are capitalized in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” At January 31, 2007 and January 31, 2006, $397,000 and $116,000, respectively, were capitalized relating to the development of new point-of-sale software.

Gain or loss on disposition of property, plant and equipment is included in other income.

Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows relating to the asset is compared to the asset’s carrying value to determine if an impairment exists pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. No impairment charges were recorded during fiscal 2007 or 2006. During fiscal 2005, we recognized $176,000 in impairment charges related to unprofitable stores. This amount is included in depreciation and amortization in the accompanying consolidated statement of operations.

DEB SHOPS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets:  We are the assignee of policies insuring the lives of our Chief Executive Officer and his wife and our Executive Vice President and his wife. Together with the policies’ cash surrender values, these assignments secure repayment of policy premiums we paid for these policies. No premium payments have been made since the fiscal year ended January 31, 1999. The amount of premiums we paid total $1,712,000. This amount is included in Other Assets in the accompanying consolidated balance sheets.

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

Taxes Collected from Customers:  A portion of the merchandise we sell to our customers is subject to state and in some cases, municipality sales taxes. As part of the sales process, we collect applicable taxes from our customers and remit such amounts to the relevant taxing jurisdictions. The taxes collected are excluded from sales. At January 31, 2007 and January 31, 2006, amounts collected but not yet remitted to the relevant taxing jurisdictions are included in accrued expenses and other in the accompanying consolidated balance sheets.

Cost of Sales:  Cost of sales includes the cost of merchandise, buying, distribution and occupancy costs. The cost of handling merchandise is included in selling and administrative costs.

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

DEB SHOPS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2002, we adopted the Deb Shops, Inc. Incentive Stock Option Plan as Amended and Restated Effective January 1, 2002 (the “Plan”). The Plan is more fully described in Note F. Through January 31, 2006 we continued to use the accounting method under APB 25 and related interpretations for the Plan. Under APB 25, generally, when the exercise price of our stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123, to all share-based payments for the years ended January 31, 2006 and January 31, 2005, respectively.

For purposes of pro forma disclosures, the estimated fair value of the stock options under the Plan is amortized to expense over their vesting periods.

	Year Ended January 31,
	2006	2005

Net income as reported	$25,290,304	$17,943,930
Stock-based employee compensation cost	(222,921)	(662,316)

Pro forma net income	$25,067,383	$17,281,614

Basic net income per common share, as reported	$1.79	$1.30
Pro forma basic net income per common share	$1.77	$1.25
Diluted net income per common share, as reported	$1.78	$1.30
Pro forma diluted net income per common share	$1.76	$1.25

Statements of Cash Flows:  We consider all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents. Included in cash and cash equivalents at January 31, 2007 and January 31, 2006 is $23,805,000 and $22,362,000, respectively, of investments in money market mutual funds. These investments are carried at cost, which approximates market.

Reclassifications:  We have reclassified certain items in the accompanying consolidated financial statements for prior periods to be comparable with the classification for the year ended January 31, 2007. These reclassifications were limited to the operating and financing activities and cash payments for taxes within the consolidated statements of cash flows.

Recent Accounting Pronouncements:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 became effective for us on February 1, 2007. We are currently evaluating the effects of implementing this new standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“FASB 157”). FASB 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FASB 157 is effective for us beginning February 1, 2008. During fiscal 2008, we will evaluate the provisions of FASB 157 to determine the effects of implementing this new standard.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“FASB 159”). FASB 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been

DEB SHOPS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for us beginning February 1, 2008. During fiscal 2008, will evaluate the provisions of FASB 159 to determine the effects of implementing this new standard.

- B - Marketable Securities

Our investments in marketable securities consist of auction market debt instruments issued principally by state student loan financing entities. These instruments, which trade on a par-in, par-out basis, provide interest-rate reset options on a revolving 35-day basis. Because we regularly liquidate our investments in these securities for reasons including, among others, changes in market interest rates and changes in the availability of and the yield on alternative investments, we have classified these securities as available for sale. The carrying values of these securities approximate fair value. There were no realized gains or losses on these investments for the years ended January 31, 2007, 2006 or 2005. Contractual maturities of available for sale securities at January 31, 2007 consisted of $1,800,000 maturing between one and 10 years and $100,150,000 maturing after 10 years.

- C - Earnings per Share

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations:

	Year Ended January 31,
	2007	2006	2005

Net income	$21,412,963	$25,290,304	$17,943,930
Dividends on preferred stock	(55,200)	(55,200)	(55,200)

Income available to common shareholders	$21,357,763	$25,235,104	$17,888,730

Basic weighted average number of common shares outstanding	14,326,704	14,125,484	13,729,100
Effect of dilutive stock options	16,469	69,594	24,361

Diluted weighted average number of common shares outstanding	14,343,173	14,195,078	13,753,461

- D - Income Taxes

Income tax provision consists of the following components:

	Year Ended January 31,
	2007	2006	2005

Current:
Federal	$10,484,000	$12,676,000	$8,749,000
State	1,796,000	2,781,000	2,058,000

	12,280,000	15,457,000	10,807,000
Deferred:
Federal	(623,000)	(674,000)	(77,000)
State	(164,000)	(166,000)	(158,000)

	(787,000)	(840,000)	(235,000)

	$11,493,000	$14,617,000	$10,572,000

DEB SHOPS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of our effective income tax rate with the statutory federal rate follows:

	Year Ended January 31,
	2007	2006	2005

Tax provision at statutory rate	$11,517,000	$13,968,000	$9,981,000
State income taxes, net of federal income tax benefit	1,186,000	1,826,000	1,094,000
Permanent items, primarily tax exempt interest income	(1,030,000)	(991,000)	(607,000)
Other	(180,000)	(186,000)	104,000

	$11,493,000	$14,617,000	$10,572,000

Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. The components of deferred tax assets and liabilities are as follows:

	January 31,
	2007	2006

Deferred tax assets:
Depreciation and amortization	$9,065,000	$8,122,000
Accrued expenses and other	887,000	866,000
Uniform cost capitalization	811,000	750,000

	10,763,000	9,738,000
Deferred tax liabilities:
Deferred lease credits	(574,000)	(341,000)
Prepaid expenses	(441,000)	(436,000)

	(1,015,000)	(777,000)

	$9,748,000	$8,961,000

- E - Leases

Initial lease terms for all of our retail apparel stores range from 15 to 20 years, including renewal options. In most instances, we pay real estate taxes, insurance and maintenance costs on the leased properties and contingent rentals based upon a percentage of sales, as defined in the lease agreements.

Our warehouse and office building is leased from a partnership whose partners include three of our directors, including the President and Executive Vice President. The original expiration date was June 14, 2002; however, the lease was initially amended to extend its term through June 14, 2007 and in May 2006 was further amended to extend its term through June 14, 2012. In connection with the amendment, annual rent was increased to $700,000, effective June 15, 2007. Rent expense recognized in conjunction with this lease was $550,000 for fiscal years 2007, 2006 and 2005, respectively.

DEB SHOPS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum rental commitments for all non-cancelable leases at January 31, 2007 are as follows:

Operating
Year Ending January 31,	Leases

2008	$27,213,000
2009	24,992,000
2010	21,592,000
2011	18,700,000
2012	16,845,000
Thereafter	50,833,000

Total minimum rental commitments	$160,175,000

Rent expense incurred under operating leases includes the following:

	Year Ended January 31,
	2007	2006	2005

Base rent	$28,122,000	$26,633,000	$26,413,000
Contingent rent based on sales	2,394,000	2,418,000	2,142,000
Landlord allowances recognized	(1,311,000)	(1,367,000)	(1,119,000)

Total rent expense	$29,205,000	$27,684,000	$27,436,000

- F - Stock Option Plan

In February 2002, we adopted the Deb Shops, Inc. Incentive Stock Option Plan as Amended and Restated Effective January 1, 2002 (the “Plan”). Our Board of Directors, together with our Stock Option and Compensation Committees, administer the Plan. Under the Plan, options to purchase up to 3,000,000 shares of our common stock, par value $.01 per share may be granted to employees or non-employee directors on the basis of contributions to our operations. The price payable for the shares of common stock under each stock option are fixed by the Board or the applicable Committee at the time of grant, but will be no less than 100% of the fair market value of our common stock at the time the stock option is granted. Options are exercisable commencing one year after the date of grant, subject to such vesting requirements as the Board or the applicable Committee may specify. The outstanding options expire through November 2012. There were 868,500 options reserved for future grant under the Plan as of January 31, 2007.

A summary of our stock option activity and related information for the fiscal years ended January 31 follows:

		Weighted
		Average
	Options	Exercise Price

Outstanding, February 1, 2004	1,380,000	$23.77
Granted	15,000	23.75
Exercised	(77,111)	23.75
Cancelled	(123,500)	23.75

Outstanding, January 31, 2005	1,194,389	23.77
Granted	15,000	25.28
Exercised	(1,061,389)	23.75

Outstanding, January 31, 2006	148,000	23.91
Exercised	(6,000)	23.75

Outstanding, January 31, 2007	142,000	$23.91

DEB SHOPS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The remaining contractual life of the outstanding options ranges from one month to 5.8 years. Of the 142,000 options outstanding at January 31, 2007, 125,000 were exercisable at an exercise price of $23.79. The 3,000 options with a one month contractual life at January 31, 2007 were exercised in February 2007.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The model used the following assumptions:

	Fiscal 2006 Grants	Fiscal 2005 Grants

Expected life	Three to seven years	Five years
Risk-free interest rate	5.0%	4.3%
Volatility	34.7%	34.7%
Dividend yield	2.0%	2.2%
Estimated fair value of options granted	$7.94	$6.47

We recognize the cost of all employee stock options on a straight-line attribution basis over the respective vesting periods, net of estimated forfeitures. We have selected the modified prospective method of transition; accordingly, prior periods have not been restated. Prior to adopting FAS 123(R), we applied APB 25 and related interpretations in accounting for our stock-based compensation plans. All stock options were granted at the grant date market price. Accordingly, no compensation cost was recognized for stock option grants. Under the modified prospective method, compensation expense is being recorded for the unvested portion of previously issued awards that were outstanding at February 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under FAS 123.

We recognized share-based compensation expense of approximately $142,000 for the year ended January 31, 2007. This amount is included as a component of selling and administrative expenses. The effect on net income was less than $0.01 per diluted share.

As of January 31, 2007, there was $64,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plan. Of this amount, $32,000 is expected to be recognized during the fiscal year ending January 31, 2008.

- G - Commitments and Contingencies

We have an unsecured line of credit in the amount of $20,000,000. As of January 31, 2007, $434,000 was outstanding for letters of credit supporting the purchase of inventory.

One of our employees has an employment agreement that provides for, among other things, a base salary plus additional compensation equal to 4% of the improvement in the operating results of our DEB business over a base-year amount. No bonuses were earned in any of the fiscal years ended January 31, 2007, 2006 or 2005. In January 2007 this agreement was renewed for one additional year and is now applicable through fiscal 2008.

We have a defined contribution plan that covers all employees over the age of 21 who have been employed for at least 12 months, during which at least 1,000 hours of eligible service have been completed. We match employee contributions at the rate of 50% of the first 6% of participant-elected pretax salary deferral. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. We contributed $220,000, $232,000 and $214,000 to the plan in fiscal 2007, 2006 and 2005, respectively.

We are subject to legal proceedings, employment issues and claims that arise in the ordinary course of our business. In the opinion of management, after consultation with outside legal counsel, the ultimate disposition of such proceedings is not expected to have a material adverse effect on our consolidated financial position or results of our operations.

DEB SHOPS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

- H - Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
(Amounts in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Net sales
2007	$81,458	$75,658	$82,526	$85,100	(1)
2006	$77,485	$75,966	$83,126	$88,386	(1)
Cost of sales, including buying and occupancy costs
2007	$58,573	$47,163	$59,809	$48,441
2006	$55,683	$46,934	$59,705	$49,358
Net income
2007	$2,738	$5,862	$2,396	$10,416	(1)
2006	$2,760	$6,590	$3,090	$12,850	(1)
Basic net income per share
2007	$0.19	$0.41	$0.17	$0.73
2006	$0.20	$0.47	$0.21	$0.90
Diluted net income per share
2007	$0.19	$0.41	$0.17	$0.73
2006	$0.20	$0.46	$0.21	$0.89
Cash dividends declared per common share
2007	$0.125	$0.125	$0.125	$0.125
2006	$0.125	$6.125	$0.125	$0.125

Amounts are computed independently for each of the quarters presented and therefore may not sum to totals for each of the years.

(1)	During fiscal 2007, approximately 26% and 49% of our net sales and net income occurred during the fourth quarter, as compared to 27% and 51% of our net sales and net income for fiscal 2006. The fourth quarter includes the Christmas selling season.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm

Management’s Annual Report on Internal Control Over Financial Reporting as of January 31, 2007 appears on page 21 of this Annual Report on Form 10-K, and is incorporated herein by reference. The Report of our Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting appears on page 22 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended January 31, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Except as set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, the information required by this item is contained in the 2007 Proxy Statement under the captions “Election of Directors,” “Corporate Governance — Audit Committee,” “Procedures for Nominating or Recommending for Nomination Candidates for Director” and “Section 16(A) Beneficial Ownership Reporting Compliance” and is hereby incorporated herein by reference.

Item 11.	Executive Compensation

The required information with respect to executive compensation is contained in the 2007 Proxy Statement under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation”, which is incorporated in this Annual Report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The required information with respect to security ownership of certain beneficial owners and management is contained in the 2007 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” which is incorporated in this Annual Report on Form 10-K by reference.

The following table provides information as of January 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in
	and Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	142,000	$23.91	868,500
Equity compensation plans not approved by security holders	—	—	—

Total	142,000	$23.91	868,500

Item 13.	Certain Relationships and Related Transactions and Director Independence

The required information with respect to certain relationships and related transactions is contained in the 2007 Proxy Statement under the caption “Certain Relationships and Related Party Transactions,” which is incorporated in this Annual Report on Form 10-K by reference. The required information with respect to director independence is contained in the 2007 Proxy Statement under the caption “Corporate Governance.”

Item 14.	Principal Accountant Fees and Services

The required information with respect to principal accountant fees and services is contained in the Company’s 2007 Proxy Statement under the caption “Relationships with Independent Public Accountants,” which is incorporated in this Annual Report on Form 10-K by reference.

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

Exhibits identified with an asterisk below denote a management contract or executive compensatory plan or arrangement.

Exhibit No.	Description of Document

3-1	Restated Articles of Incorporation of the Company, as amended through May 29, 1984 (2003 Form 10-K, Exhibit 3-1)
3-2	By-Laws of the Company, as amended through February 2, 2004 (2004 Form 10-K, Exhibit 3-2)
10-1	Lease Agreement for property located at 9401 Blue Grass Road, Philadelphia, Pennsylvania 19114 (Registration No. 2-82222, Exhibit 10-1)
10-1.1	Amendment of Lease Agreement dated January 3, 1999 for property located at 9401 Blue Grass Road, Philadelphia, Pennsylvania 19114 (2005 Form 10-K, Exhibit 10-1.1)
10-1.2	Fourth Amendment of Lease Agreement dated June 12, 2006 for property located at 9401 Blue Grass Road, Philadelphia, Pennsylvania 19114 (Form 8-K filed June 14, 2006, Exhibit 10.1)
10-2.1*	Life insurance policy for Marvin Rounick and Judy Rounick (2003 10-K, Exhibit 10-2.1)
10-2.2*	Split Dollar Insurance Agreement dated July 31, 1987 between the Company and Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 (2003 Form 10-K Exhibit 10-2.2)
10-2.3*	Collateral Assignment dated July 31, 1987 from Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986, as assignor, and the Company, as assignee (2003 Form 10-K Exhibit 10.2-3)
10-2.4*	Agreement of Settlement and General Release dated May 5, 1998 between Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 and the Manufacturers Life Insurance Company (Form 10-Q for the quarter ended October 31, 1998, Exhibit 10-14.4)

Exhibit No.		Description of Document

10	-2.5*	Amended and Restated Split Dollar Insurance Agreement dated July 31, 1998 between the Company and Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 (Form 10-Q for the quarter ended October 31, 1998, Exhibit 10-14.5)
10	-2.6*	Amended and Restated Collateral Assignment dated July 31, 1998 from Jack A. Rounick and Stuart Savett, Trustees under the Rounick Family Irrevocable Insurance Trust dated October 27, 1986 (Form 10-Q for the quarter ended October 31, 1998, Exhibit 10-14.6)
10	-3.1*	Life Insurance Policy for Warren Weiner and Penny Weiner (2003 Form 10-K Exhibit 10-3.1)
10	-3.2*	Split Dollar Insurance Agreement dated July 31, 1987 between the Company and Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 (2003 Form 10-K Exhibit 10-3.2)
10	-3.3*	Collateral Assignment dated July 31, 1987 from Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986, as assignor, and the Company, as assignee (2003 Form 10-K Exhibit 10-3.3)
10	-3.4*	Agreement of Settlement and General Release dated May 5, 1998 between Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 and the Manufacturers Life Insurance Company (Form 10-Q for the quarter ended October 31, 1998, Exhibit 10-15.4)
10	-3.5.1*	Amended and Restated Split Dollar Insurance Agreement dated July 31, 1998 between the Company and Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 (Form 10-Q for the quarter ended October 31, 1998, Exhibit 10-15.5)
10	-3.6*	Amended and Restated Collateral Assignment dated July 31, 1998 from Barry H. Frank and Robert Shein, Trustees under the Weiner Family Irrevocable Insurance Trust dated October 27, 1986 (Form 10-Q for the quarter ended October 31, 1998, Exhibit 10-15.6)
10	-4*	Deb Shops, Inc. Premium Conversion Plan (2003 Form 10-K, Exhibit 10-4)
10	-4.1*	Amendment No. I to Deb Shops, Inc. Premium Conversion Plan (1996 Form 10-K, Exhibit 10-19.1)
10	-5.1*	Deb Shops, Inc. Incentive Stock Option Plan, As Amended and Restated Effective January 1, 2002 (2002 Form 10-K, Exhibit 10-5.1)
10	-6*	Employment Agreement dated December 20, 2001 between the Company and Allan Laufgraben (2002 Form 10-K, Exhibit 10-6)
10	-6.1*	Employment Agreement Modification and Extension Agreement dated January 15, 2007 between the Company and Allan Laufgraben (Form 8-K filed January 18, 2007, Exhibit 10-1)
10	-7	Agreement and General Release dated April 23, 2004 between the Company and Barry Vesotsky (Form 10-Q for the quarter ended April 30, 2004, Exhibit 10-1)
10	-8*	Employment Agreement by and between the Company and John DeAngelis dated September 26, 2005 (Form 8-K filed September 29, 2005, Exhibit 10-1)
21		Subsidiaries of the Company
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2		Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1		Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City and County of Philadelphia, Commonwealth of Pennsylvania, on April 13, 2007.

Deb Shops, Inc.
(Registrant)

By:	/s/ Marvin Rounick
Marvin Rounick
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Marvin Rounick Marvin Rounick	President, Chief Executive Officer and Director (Principal Executive Officer)	April 13, 2007

/s/ Warren Weiner Warren Weiner	Executive Vice President, Secretary, Treasurer and Director	April 13, 2007

/s/ Jack A. Rounick Jack A. Rounick	Assistant Secretary and Director	April 13, 2007

/s/ Ivan Inerfeld Ivan Inerfeld	Director	April 13, 2007

/s/ Barry H. Feinberg Barry H. Feinberg	Director	April 13, 2007

/s/ Barry H. Frank Barry H. Frank	Esq., Director	April 13, 2007

/s/ Ned J. Kaplin Ned J. Kaplin	Director	April 13, 2007

/s/ Barry J. Susson Barry J. Susson	CPA, Chief Financial Officer and Assistant Secretary	April 13, 2007

/s/ Joan M. Nolan Joan M. Nolan	Controller	April 13, 2007