Form 10-Q
period 2007-04-30
DEB SHOPS INC
filed 2007-06-11
CIK 715779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.01 (Class)	14,330,808 (Outstanding at June 8, 2007)

DEB SHOPS, INC. AND SUBSIDIARIES

DEB SHOPS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	APRIL 30,	JANUARY 31,
	2007	2007
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$25,444,065	$25,779,592
Marketable securities	106,150,000	101,950,000
Merchandise inventories	27,176,447	34,473,012
Prepaid expenses and other	3,989,251	3,270,411
Deferred income taxes	1,256,258	1,256,258

Total current assets	164,016,021	166,729,273

Property, Plant and Equipment — at cost
Land	150,000	150,000
Buildings	2,365,697	2,365,697
Leasehold improvements	59,963,321	59,125,715
Furniture and equipment	18,440,923	18,341,551

	80,919,941	79,982,963

Less accumulated depreciation and amortization	54,918,960	54,238,784

Net property, plant and equipment	26,000,981	25,744,179

Other Assets
Deferred income taxes	11,264,957	10,094,965
Other	1,712,223	1,712,223

Total other assets	12,977,180	11,807,188

Total assets	$202,994,182	$204,280,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$26,190,495	$27,686,466
Accrued expenses and other	9,358,717	9,290,878
Income taxes payable	1,101,097	3,308,247

Total current liabilities	36,650,309	40,285,591

Deferred lease credits	12,990,741	12,654,669
Tax uncertainties	8,184,804	5,294,685

Total liabilities	57,825,854	58,234,945

Shareholders’ Equity
Series A preferred stock, par value $1.00 per share:
Authorized - 5,000,000 shares
Issued and outstanding – 460 shares, liquidation value $460,000	460	460
Common stock, par value $.01 per share:
Authorized - 50,000,000 shares
Issued - 15,688,290 shares	156,883	156,883
Additional paid in capital	14,514,045	14,447,128
Retained earnings	138,915,836	139,878,726

	153,587,224	154,483,197

Less common treasury shares, at cost:
April 30, 2007: 1,357,482; January 31, 2007: 1,360,482	8,418,896	8,437,502

Total shareholders’ equity	145,168,328	146,045,695

Total liabilities and shareholders’ equity	$202,994,182	$204,280,640

See notes to consolidated financial statements.

DEB SHOPS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,
	2007	2006

Net sales	$83,779,449	$81,457,556

Cost of sales, including buying and occupancy costs	60,497,032	58,573,389

Gross profit	23,282,417	22,884,167

Operating expenses:
Selling and administrative	19,334,778	18,255,023
Depreciation and amortization	1,249,812	1,264,148

	20,584,590	19,519,171

Operating income	2,697,827	3,364,996
Other income, principally interest	1,213,562	933,074

Income before income taxes	3,911,389	4,298,070
Income tax provision	1,349,000	1,560,000

Net income	$2,562,389	$2,738,070

Net income per common share
Basic	$0.18	$0.19

Diluted	$0.18	$0.19

Cash dividend declared per common share	$0.125	$0.125

Weighted average number of common shares outstanding
Basic	14,330,100	14,323,392

Diluted	14,350,510	14,352,326

See notes to consolidated financial statements.

DEB SHOPS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended April 30,
	2007	2006

Cash flows from operating activities:
Net income	$2,562,389	$2,738,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,249,812	1,264,148
Stock compensation expense	10,473	47,549
Loss on retirement of property, plant and equipment	526	54,640
Changes in operating assets and liabilities:
Decrease in merchandise inventories	7,296,565	7,244,971
Increase in prepaid expenses and other	(718,840)	(435,495)
Decrease in trade accounts payable	(1,495,971)	(2,192,975)
Increase (decrease) in accrued expenses and other	67,464	(550,441)
Decrease in income taxes payable	(2,207,150)	(3,141,655)
Increase in deferred lease credits	336,072	257,413

Net cash provided by operating activities	7,101,340	5,286,225

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,507,141)	(2,376,793)
Purchases of investment securities	(5,750,000)	(800,000)
Sales of investment securities	1,550,000	300,000

Net cash used in investing activities	(5,707,141)	(2,876,793)

Cash flows from financing activities:
Preferred stock cash dividends paid	(13,800)	(13,800)
Common stock cash dividends paid	(1,790,976)	(1,790,226)
Proceeds from exercise of stock options	71,250	142,500
Tax benefit from stock-based compensation	3,800	11,800

Net cash used in financing activities	(1,729,726)	(1,649,726)

(Decrease) increase in cash and cash equivalents	(335,527)	759,706
Cash and cash equivalents at beginning of period	25,779,592	26,520,757

Cash and cash equivalents at end of period	$25,444,065	$27,280,463

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net	$3,572,000	$4,842,000

See notes to consolidated financial statements.

DEB SHOPS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
APRIL 30, 2007
– A – Organization / Basis Of Presentation
     Deb Shops, Inc. operates 335 women’s and men’s specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. We operate 329 stores under the name “DEB” which offer moderately priced, fashionable, coordinated women’s tops, bottoms, dresses, coats, lingerie, accessories, shoes and novelty items for junior and plus-sizes. DEB merchandise consists of clothing and accessories appealing primarily to fashion-conscious junior and plus-sized female consumers between the ages of 13 and 25. One hundred eighty-six of the DEB stores contain plus-size departments. In addition, we operate two outlet stores under the name “CSO.” The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. We also operate four apparel retail stores under the name “Tops ‘N Bottoms.” The Tops ‘N Bottoms stores sell moderately priced men’s and women’s apparel. Thirteen of the DEB stores contain Tops ‘N Bottoms departments.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the first and third quarters, cost of goods sold and inventories are estimated based on the use of the gross profit method. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007.
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
– B – Net Income Per Common Share
     The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

	Three Months Ended April 30,
	2007	2006

Net income	$2,562,389	$2,738,070
Dividends on preferred stock	(13,800)	(13,800)

Income available to common shareholders	$2,548,589	$2,724,270

Basic weighted average number of common shares outstanding	14,330,100	14,323,392
Effect of dilutive stock options	20,410	28,934

Diluted weighted average number of common shares outstanding	14,350,510	14,352,326

– B – Net Income Per Common Share (continued)
     During the quarters ended April 30, 2007 and 2006, we issued 3,000 and 6,000 shares, respectively, as a result of employee stock option exercises. The effect of these exercises is included in the basic and diluted weighted average number of common shares outstanding.
     Options to purchase 139,000 shares of common stock, at a weighted average exercise price of $23.92 per share, were outstanding at April 30, 2007. At April 30, 2006, options to purchase 142,000 shares of common stock, at a weighted average exercise price of $23.91 were outstanding. The effect of these options on the diluted weighted average number of common shares outstanding at April 30, 2007 and 2006 is reflected in the above table.
– C – Income Taxes
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Income Taxes (FIN 48), on February 1, 2007. As a result of adoption, we recorded an increase of $2,890,000 in reserves for uncertain tax positions. We also recorded a related increase in deferred tax assets of $1,170,000. The net of these amounts was accounted for as a reduction to the beginning balance of retained earnings. Including the cumulative effect increase on February 1, 2007, we have $8,185,000 of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. Our reserve for uncertain tax positions is included as a long term liability on the consolidated balance sheet. Included in these unrecognized benefits are approximately $2,077,000 of accrued interest and $263,000 of penalties. Consistent with our prior practice, interest and penalties, if any, related to tax matters will be recorded as a component of income tax expense.
     We are subject to U.S. Federal income tax as well as income tax of many state jurisdictions. We have substantially concluded all material tax matters in jurisdictions where we file returns through our fiscal year ended January 31, 2003. We do have various state tax audits and appeals in process at any given time. We do not anticipate any adjustments that would result in a material change to our financial position or results of operations.
     Our effective tax provision rate for the first quarter of 2007 was 34.5% as compared to 36.3% in the first quarter of 2006. The 36.3% was the rate we initially anticipated for the fiscal year ended January 31, 2007. The actual effective rate was 34.93%. The decrease in our effective rate during the first quarter versus the fiscal year ended January 31, 2007 is due principally to the fact that current year tax-exempt interest earnings is expected to represent a greater percentage of net income.
– D – Stock Related Compensation
     We have a stock option plan whereby options may be granted to employees or non-employee directors on the basis of contributions to our operations. Details concerning the plan are described in Note F to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007.
     We recognize the cost of all employee stock options on a straight-line attribution basis over the respective vesting periods, net of estimated forfeitures. During the quarters ended April 30, 2007 and 2006, we recognized share-based compensation expense of approximately $10,000 and $48,000, respectively. These amounts are included as a component of selling and administrative expenses. The effect on net income was less than $0.01 per diluted share in both quarters.
     As of April 30, 2007, there was $54,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plan. Of this amount, $21,000 is expected to be recognized over the remainder of the fiscal year ending January 31, 2008.
– E – Revenue Recognition
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
     We have made in this report, and from time to time may otherwise make, “forward-looking statements” (as that term is defined under federal securities laws) concerning our future operations, performance, profitability, revenues, expenses, earnings and financial condition. This report includes, in particular, forward-looking statements regarding expectations of future performance, store openings and closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, our ability to improve or maintain sales and margins, respond to changes in fashion, find suitable retail locations and our ability to attract and retain key management personnel. Such factors may also include other risks and uncertainties detailed in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended January 31, 2007 (the “2007 10-K”). We assume no obligation to update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
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
Critical Accounting Policies
     Our critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the 2007 10-K. Other than accounting for uncertain tax positions under FIN 48, which is described below, there were no material changes subsequent to the filing of the 2007 10-K in our critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.
Accounting For Uncertain Tax Positions Under FIN 48
     Effective February 1, 2007 we began accounting for uncertain tax positions under the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize and measure the impact of uncertain tax positions on its financial statements. Determining whether an uncertain tax position should be recognized and how to measure the amount of the tax benefit requires significant judgment. As of February 1, 2007 our reserve for uncertain tax positions totaled $8,185,000 and was classified as a long term liability. For further discussion of accounting for uncertain tax positions and FIN 48, see Note C in our notes to consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Overview
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report. As used in this report, the terms “fiscal 2008” and “fiscal 2009” refer to our fiscal years that will end on January 31, 2008 and January 31, 2009, respectively. The term “fiscal 2007” refers to our fiscal year that ended on January 31, 2007.
     We operate 335 women’s and men’s specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. We operate 329 stores under the name “DEB” which offer moderately priced, fashionable, coordinated women’s tops, bottoms, dresses, coats, lingerie, accessories, shoes and novelty items for junior and plus-sizes. DEB merchandise consists of clothing and accessories appealing primarily to fashion-conscious junior and plus-sized female consumers between the ages of 13 and 25. One hundred eighty-six of the DEB stores contain plus-size departments. In addition, we operate two outlet stores under the name “CSO.” The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. We also operate four apparel retail stores under the name “Tops ‘N Bottoms.” The Tops ‘N Bottoms stores sell moderately priced men’s and women’s apparel. Thirteen of the DEB stores contain Tops ‘N Bottoms departments.

     Driven by stores that opened during the past 12 months, total sales increased by 2.9% in the quarter ended April 30, 2007 (the “Current Quarter”) compared to the quarter ended April 30, 2006 (the “Comparable Quarter”). Comparable store sales declined 0.2% during the period. We also continued the expansion of our plus-size business, offering this merchandise in 186 locations versus 181 at January 31, 2007. Offsetting the sales increase during the Current Quarter was a commensurate increase in cost of sales as well as an increase in selling and administrative expenses, partly due to the increase in the number of stores in operation and to overall increases in prevailing wage rates.
     The following table sets forth certain store information.

	Store Data[1]
	Three Months Ended
	April 30,
	2007	2006

Stores open at end of the period	335	330
Average number in operation during the period	336	329
Average net sales per store (in thousands)	$250	$248
Average operating income per store (in thousands)	$8.0	$10.2
Comparable store sales[2] - percent change	(0.2)%	2.6%
     The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Three Months Ended
	April 30,
	2007	2006

Net sales	100.0%	100.0%
Gross profit	27.8%	28.1%
Operating income	3.2%	4.1%
Income before income taxes	4.7%	5.3%
Income tax provision	1.6%	1.9%

Net income	3.1%	3.4%

Results of Operations
Three Months Ended April 30, 2007 Compared to Three Months Ended April 30, 2006
Net sales
     Net sales increased 2.9% during the Current Quarter to $83,779,000 from $81,458,000 in the Comparable Quarter. The $2,322,000 increase was the result of operating an average of 336 stores during the Current Quarter as compared to 329 in the Comparable Quarter, offset by a 0.2% or $150,000 comparable store sales decrease.

1	Includes Tops ‘N Bottoms stores

2	Comparable store sales include stores open for both periods. A store is added to the comparable store base in its 13th month of operation.

Cost of sales, including buying and occupancy costs
     Cost of sales, including buying and occupancy costs, increased $1,924,000 or 3.3% during the Current Quarter to $60,497,000 from $58,573,000 in the Comparable Quarter. The increase between periods was due primarily to the overall increase in sales. As a percentage of net sales, these costs increased to 72.2% from 71.9%. As a result of operating an average of seven additional stores, buying and occupancy costs increased to 16.2% from 15.9% in the Current Quarter versus the Comparable Quarter.
Selling and administrative expenses
     Selling and administrative expenses increased $1,080,000 or 5.9% during the Current Quarter to $19,335,000 from $18,255,000 in the Comparable Quarter. As a percentage of net sales, these costs increased to 23.1% from 22.4% in the Comparable Quarter. The $1,080,000 increase was primarily due to a $605,000 increase in store payroll costs, a $205,000 increase in professional service fees, an $81,000 increase in merchant fees related to credit card charges, a $68,000 increase in buyer and store-related travel costs and a $68,000 increase in health insurance costs.
Depreciation and amortization
     Depreciation expense decreased $14,000 or 1.1% to $1,250,000 in the Current Quarter from $1,264,000 in the Comparable Quarter. As a percentage of net sales, these expenses decreased to 1.5% from 1.6%. The decrease was due to the fact that a warehouse capital improvement became fully depreciated in January 2007. Partially offsetting this decrease is depreciation expense related to assets placed in service for new and remodeled stores during the past 12 months. During the period from May 1, 2006 through April 30, 2007, we opened 14 new stores and remodeled eight locations.
Other income, principally interest
     Other income, principally interest, increased $280,000 or 30.1% to $1,214,000 in the Current Quarter from $933,000 in the Comparable Quarter. The increase was the result of an increase in the average interest rates during the Current Quarter versus the Comparable Quarter and a $9,100,000 increase in the average amount invested.
Income tax provision
     The income tax provision for the Current Quarter was $1,349,000, resulting in a 34.5% effective tax rate, as compared to $1,560,000 and a 36.3% effective tax rate for the Comparable Quarter. The effective tax rate for the Current Quarter is the rate estimated for fiscal 2007. The effective tax rate for the Comparable Quarter was the rate anticipated for fiscal 2007, based on originally budgeted earnings for that year. The actual effective rate for fiscal 2007 was 34.9%.
Liquidity and Capital Resources
     As of April 30, 2007, we had cash and cash equivalents of $25,444,000 and marketable securities of $106,150,000 compared to cash and cash equivalents of $27,280,000 and marketable securities of $91,500,000 as of April 30, 2006. The increase in our total cash and cash equivalents and marketable securities compared to last year is primarily the result of the cash generated from operations, offset by capital acquisitions related to new and remodeled stores and dividend payments.
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
     During the Current Quarter and Comparable Quarter, we funded all of our operating needs internally, including capital expenditures for the opening of new stores and the remodeling of existing stores. For the Current Quarter, cash provided by operations was $7,101,000, resulting primarily from the seasonal decrease in merchandise inventories, net income and the non-cash charge for depreciation and amortization. Offsetting these items were the seasonal decreases in income taxes payable, accounts payable and an increase in prepaid expenses.

     During the Comparable Quarter, cash provided by operations was $5,286,000, resulting primarily from the seasonal decrease in merchandise inventories, net income and the non-cash charge for depreciation and amortization. Offsetting these items were the seasonal decreases in income taxes payable, accounts payable and a reduction in accrued and other expenses.
     Using cost of sales (excluding buying and occupancy expenses) divided by average inventory at cost for the applicable periods, the inventory turnover rates were approximately 1.5 and 1.6 times for the Current and Comparable Quarters, respectively.
     Net cash used in investing activities was $5,707,000 and $2,877,000 for the Current Quarter and Comparable Quarter, respectively. During both periods, these funds were used for the purchase of marketable securities and for the opening of new stores and the remodeling of existing locations. During the Current Quarter, we opened two and remodeled three stores, while during the Comparable Quarter we opened six and remodeled two stores.
     During the Current Quarter and Comparable Quarter, net cash used in financing activities was $1,730,000 and $1,650,000. These funds were used for the payment of dividends on common and preferred stock, partially offset by proceeds from employee stock option exercises and by the tax benefit from stock-based compensation.
     During May 2007, we began the roll-out of new point-of-sale hardware and software. We anticipate the cost of this implementation will not exceed $4,000,000 and expect completion during fiscal 2009. We have an unsecured line of credit in the amount of $20,000,000 as of April 30, 2007. Of this amount, $3,058,000 was outstanding as letters of credit for the purchase of inventory. We believe that our existing cash and marketable securities and internally generated funds will be sufficient to meet our anticipated capital expenditures and current operating needs. Initial lease terms for our retail apparel stores, warehouse and office building range from 15 to 20 years. Following is a summary of our contractual obligations for minimum rental payments on our non-cancelable operating leases and minimum payments on other commitments as of April 30, 2007.

	Payments Due by Period
		Less than 1	1 - 3	3 - 5	More than 5
	Total	year	years	years	years

Operating leases	$162,812,000	$27,304,000	$46,798,000	$36,378,000	$52,332,000
Other commitments	3,058,000	3,058,000	—	—	—

Total	$165,870,000	$30,362,000	$46,798,000	$36,378,000	$52,332,000

     The above table excludes $1,805,000 in common and preferred stock dividends, which were accrued at April 30, 2007 and were paid in May 2007.
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

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
     As of April 30, 2007, we had cash and cash equivalents of $25,444,000 and marketable securities of $106,150,000 compared to cash and cash equivalents of $27,280,000 and marketable securities of $91,500,000 as of April 30, 2006. The increase in our total cash and cash equivalents and marketable securities compared to last year is primarily the result of the cash generated from operations, offset by capital acquisitions related to new and remodeled stores and dividend payments.
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
Item 4.
Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     Our chief executive officer and chief financial officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Control over Financial Reporting
     There has not been any change in our internal control over financial reporting during the quarter ended April 30, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
Not Applicable.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and / or operating results.
Items 2-5. Not Applicable

Item 6. Exhibits

Exhibit 3.1	Restated Articles of Incorporation of the Company, as amended through June 4, 1999*

Exhibit 31.1	Section 302 Certification by President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

Exhibit 31.2	Section 302 Certification by Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Periodic Report by Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

*	The Amendment to the Company’s articles of incorporation dated June 4, 1999 was inadvertently omitted from the Form 10-K as of and for the period ended January 31, 2003.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEB SHOPS, INC.
DATE: June 11, 2007	By:	/s/ Marvin Rounick
Marvin Rounick
President and Chief Executive Officer

DATE: June 11, 2007	By:	/s/ Barry J. Susson, CPA
Barry J. Susson, CPA
Vice President, Chief Financial Officer and Assistant Secretary

Exhibit Index

Exhibit 3.1	Restated Articles of Incorporation of the Company, as amended through June 4, 1999*

Exhibit 31.1	Section 302 Certification by President and Chief Executive Officer

Exhibit 31.2	Section 302 Certification by Chief Financial Officer

Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer

Exhibit 32.2	Certification of Periodic Report by Chief Financial Officer

*	The Amendment to the Company’s articles of incorporation dated June 4, 1999 was inadvertently omitted from the Form 10-K as of and for the period ended January 31, 2003.