Form 10-Q
period 2007-07-31
DEB SHOPS INC
filed 2007-09-10
CIK 715779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.01	14,330,808

(Class)	(Outstanding at September 5, 2007)

DEB SHOPS, INC. AND SUBSIDIARIES
I N D E X

		Page
PART I.	Financial Information:

Item 1.	Financial Statements

	Consolidated Balance Sheets July 31, 2007 (Unaudited) and January 31, 2007	1

	Consolidated Statements of Operations (Unaudited) Three Months and Six Months Ended July 31, 2007 and 2006	2

	Consolidated Statements of Cash Flows (Unaudited) Six Months Ended July 31, 2007 and 2006	3

	Notes to Consolidated Financial Statements July 31, 2007 (Unaudited)	4-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II.	Other Information:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Items 2 - 3.		13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.		14

Item 6.	Exhibits	14

Signatures		14

Exhibit Index		15

DEB SHOPS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JULY 31,	JANUARY 31,
	2007	2007
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$20,034,824	$25,779,592
Marketable securities	110,900,000	101,950,000
Merchandise inventories	33,973,207	34,473,012
Prepaid expenses and other	3,447,291	3,270,411
Deferred income taxes	1,256,258	1,256,258

Total current assets	169,611,580	166,729,273

Property, Plant and Equipment — at cost
Land	150,000	150,000
Buildings	2,365,697	2,365,697
Leasehold improvements	60,253,507	59,125,715
Furniture and equipment	19,094,937	18,341,551

	81,864,141	79,982,963

Less accumulated depreciation and amortization	55,509,312	54,238,784

Net property, plant and equipment	26,354,829	25,744,179

Other Assets
Deferred income taxes	11,264,957	10,094,965
Other	1,712,223	1,712,223

Total other assets	12,977,180	11,807,188

Total assets	$208,943,589	$204,280,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$28,249,298	$27,686,466
Accrued expenses and other	8,823,029	9,290,878
Income taxes payable	1,395,197	3,308,247

Total current liabilities	38,467,524	40,285,591
Deferred lease credits	12,759,269	12,654,669
Tax uncertainties	8,184,804	5,294,685

Total liabilities	59,411,597	58,234,945
Shareholders’ Equity
Series A preferred stock, par value $1.00 per share:
Authorized - 5,000,000 shares Issued and outstanding – 460 shares, liquidation value $460,000	460	460
Common stock, par value $.01 per share:
Authorized - 50,000,000 shares Issued - 15,688,290 shares	156,883	156,883
Additional paid in capital	14,522,346	14,447,128
Retained earnings	143,271,199	139,878,726

	157,950,888	154,483,197

Less common treasury shares, at cost:
July 31, 2007: 1,357,482; January 31, 2007: 1,360,482	8,418,896	8,437,502

Total shareholders’ equity	149,531,992	146,045,695

Total liabilities and shareholders’ equity	$208,943,589	$204,280,640

See notes to consolidated financial statements.

DEB SHOPS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006

Net sales	$77,739,230	$75,658,460	$161,518,679	$157,116,016

Cost of sales, including buying and occupancy costs	47,883,642	47,162,694	108,380,674	105,736,083

Gross profit	29,855,588	28,495,766	53,138,005	51,379,933

Operating expenses:
Selling and administrative	20,406,868	19,450,105	39,741,646	37,705,128
Depreciation and amortization	1,281,578	1,310,441	2,531,390	2,574,589

	21,688,446	20,760,546	42,273,036	40,279,717

Operating income	8,167,142	7,735,220	10,864,969	11,100,216
Other income, principally interest	1,239,373	1,166,952	2,452,935	2,100,026

Income before income taxes	9,406,515	8,902,172	13,317,904	13,200,242
Income tax provision	3,246,000	3,040,000	4,595,000	4,600,000

Net income	$6,160,515	$5,862,172	$8,722,904	$8,600,242

Net income per common share
Basic	$0.43	$0.41	$0.61	$0.60

Diluted	$0.43	$0.41	$0.61	$0.60

Cash dividend declared per common share	$0.125	$0.125	$0.250	$0.250

Weighted average number of common shares outstanding
Basic	14,330,808	14,327,808	14,330,454	14,325,600

Diluted	14,349,493	14,343,532	14,350,002	14,347,929

See notes to consolidated financial statements.

DEB SHOPS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended July 31,
	2007	2006

Cash flows from operating activities:
Net income	$8,722,904	$8,600,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,531,390	2,574,589
Stock compensation expense	18,774	90,874
Loss on retirement of property, plant and equipment	72,493	55,441
Changes in operating assets and liabilities:
Decrease (increase) in merchandise inventories	499,805	(3,819,974)
Increase in prepaid expenses and other	(176,880)	(300,427)
Increase in trade accounts payable	562,832	2,893,347
Decrease in accrued expenses and other	(468,224)	(1,336,634)
Decrease in income taxes payable	(1,913,050)	(3,318,231)
Increase in deferred lease credits	104,600	117,345

Net cash provided by operating activities	9,954,644	5,556,572

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,214,535)	(3,623,877)
Purchases of investment securities	(20,600,000)	(9,600,000)
Sales of investment securities	11,650,000	8,600,000

Net cash used in investing activities	(12,164,535)	(4,623,877)

Cash flows from financing activities:
Preferred stock cash dividends paid	(27,600)	(27,600)
Common stock cash dividends paid	(3,582,327)	(3,581,202)
Proceeds from exercise of stock options	71,250	142,500
Tax benefit from stock based compensation	3,800	11,800

Net cash used in financing activities	(3,534,877)	(3,454,502)

Decrease in cash and cash equivalents	(5,744,768)	(2,521,807)
Cash and cash equivalents at beginning of period	25,779,592	26,520,757

Cash and cash equivalents at end of period	$20,034,824	$23,998,950

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net	$6,685,000	$8,303,000

See notes to consolidated financial statements.

DEB SHOPS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JULY 31, 2007
- A — Organization / Basis Of Presentation
     Deb Shops, Inc. operates 337 women’s and men’s specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. We operate 331 stores under the name “DEB” which offer moderately priced, fashionable, coordinated women’s tops, bottoms, dresses, coats, lingerie, accessories, shoes and novelty items for junior and plus-sizes. DEB merchandise consists of clothing and accessories appealing primarily to fashion-conscious junior and plus-sized female consumers between the ages of 13 and 25. One hundred eighty-eight of the DEB stores contain plus-size departments. In addition, we operate two outlet stores under the name “CSO.” The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. We also operate four apparel retail stores under the name “Tops ‘N Bottoms.” The Tops ‘N Bottoms stores sell moderately priced men’s and women’s apparel. Thirteen of the DEB stores contain Tops ‘N Bottoms departments.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the first and third quarters, cost of goods sold and inventories are estimated based on the use of the gross profit method. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007.
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
     Certain amounts appearing in the prior period financial statements have been reclassified to conform to current presentation.
- B — Net Income Per Share
     The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations.

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006

Net income	$6,160,515	$5,862,172	$8,722,904	$8,600,242
Dividends on preferred stock	(13,800)	(13,800)	(27,600)	(27,600)

Income available to common shareholders	$6,146,715	$5,848,372	$8,695,304	$8,572,642

Basic weighted average number of common shares outstanding	14,330,808	14,327,808	14,330,454	14,325,600
Effect of dilutive stock options	18,685	15,724	19,548	22,329

Diluted weighted average number of common shares outstanding	14,349,493	14,343,532	14,350,002	14,347,929

-B — Net Income Per Share (continued)
     During the quarter and year-to-date periods ended July 31, 2007 and 2006, we issued 3,000 and 6,000 shares, respectively, as a result of employee stock option exercises. The effect of these exercises is included in the basic and diluted weighted average number of common shares outstanding.
     Options to purchase 139,000 shares of common stock, at a weighted average exercise price of $23.92 per share, were outstanding at July 31, 2007. At July 31, 2006, options to purchase 142,000 shares of common stock, at a weighted average exercise price of $23.91 were outstanding. The effect of these options on the diluted weighted average number of common shares outstanding at July 31, 2007 and 2006 is reflected in the above table.
-C- Income Taxes
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
     Our effective tax rate for the three months and year-to-date periods ended July 31, 2007 was 34.5%, which is consistent with the rate we anticipate for the fiscal year ended January 31, 2008. Our effective tax rate for the year-to-date period ended July 31, 2006 was 34.8% and the actual effective rate for the fiscal year ended January 31, 2007 was 34.9%. The decrease in our effective rate versus the prior year periods is due principally to the fact that current year tax-exempt interest earnings are expected to represent a greater percentage of net income.
- D — Stock Related Compensation
     We have a stock option plan whereby options may be granted to employees or non-employee directors on the basis of contributions to our operations. Details concerning the plan are described in Note F to the financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007.
     We recognize the cost of all employee stock options on a straight-line attribution basis over the respective vesting periods, net of estimated forfeitures. Share based compensation expense for each of the periods presented was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006

Share based compensation expense	$8,000	$43,000	$19,000	$91,000

     As of July 31, 2007, there was $45,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plan. Of this amount, $13,000 is expected to be recognized over the remainder of the fiscal year ending January 31, 2008.

- E – Revenue Recognition
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
- F – Merger Announcement
     On July 27, 2007 we announced the signing of a definitive agreement in which Lee Equity Partners, LLC through its affiliate DSI Holdings, LLC (“Lee Equity”) will acquire 100% of our outstanding shares for $27.25 per share of common stock in an all-cash merger transaction. The total equity value of the transaction is approximately $395 million. Subject to customary regulatory requirements and shareholder approval, the transaction is expected to close in the quarter ending October 31, 2007.
     Our Board of Directors has approved the proposed merger, which is subject to approval by the Company’s shareholders and other customary closing conditions, including governmental approvals. Lee Equity has entered into voting agreements with our President and Chief Executive Officer, Marvin Rounick, our Executive Vice President, Secretary and Treasurer, Warren Weiner and Jack Rounick, one of our directors, and certain of their respective affiliates (representing an aggregate of approximately 64.3% of the shares of our common stock, and all of the shares of our preferred stock, currently outstanding) under which they have agreed to vote all of our shares owned by them in favor of the merger. Upon completion of the merger, none of Mr. Marvin Rounick, Mr. Weiner, nor Mr. Jack Rounick will have any ownership interests in the Company.
     In connection with the proposed merger we have filed a preliminary proxy statement with the Securities and Exchange Commission (the “SEC”), as well as the filing required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”). On August 27, 2007, Deb Shops and Lee Equity were notified that early termination of the waiting period under the HSR Act had been granted. A definitive proxy statement will be sent to holders of Deb Shops stock seeking their approval of the proposed transaction.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Forward-Looking Statements
     We have made in this report, and from time to time may otherwise make, “forward-looking statements” (as that term is defined under federal securities laws) concerning our future operations, performance, profitability, revenues, expenses, earnings and financial condition. This report includes, in particular, forward-looking statements regarding expectations of future performance, store openings and closings and other matters. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Such factors may include, but are not limited to, our ability to improve or maintain sales and margins, respond to changes in fashion, find suitable retail locations and our ability to attract and retain key management personnel. Such factors may also include other risks and uncertainties detailed in our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended January 31, 2007 (the “2007 10-K”). We assume no obligation to update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
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
Accounting For Uncertain Tax Positions Under FIN 48
     Effective February 1, 2007, we began accounting for uncertain tax positions under the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize and measure the impact of uncertain tax positions on its financial statements. Determining whether an uncertain tax position should be recognized and how to measure the amount of the tax benefit requires significant judgment. As of February 1, 2007, our reserve for uncertain tax positions totaled $8,185,000 and was classified as a long term liability. For further discussion of accounting for uncertain tax positions and FIN 48, see Note C in our notes to consolidated financial statements contained in this Quarterly Report on Form 10-Q.
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
     On July 27, 2007 we announced the signing of a definitive agreement in which Lee Equity Partners, LLC through its affiliate DSI Holdings, LLC (“Lee Equity”) will acquire 100% of our outstanding shares for $27.25 per share of common stock in an all-cash merger transaction. The total equity value of the transaction is approximately $395 million. Subject to customary regulatory requirements and shareholder approval, the transaction is expected to close in the quarter ending October 31, 2007.

     Our Board of Directors has approved the proposed merger, which is subject to approval by the Company’s shareholders and other customary closing conditions, including governmental approvals. Lee Equity has entered into voting agreements with our President and Chief Executive Officer, Marvin Rounick, our Executive Vice President, Secretary and Treasurer, Warren Weiner and Jack Rounick, one of our directors, and certain of their respective affiliates (representing an aggregate of approximately 64.3% of the shares of our common stock, and all of the shares of our preferred stock, currently outstanding) under which they have agreed to vote all of our shares owned by them in favor of the merger. Upon completion of the merger, none of Mr. Marvin Rounick, Mr. Weiner, nor Mr. Jack Rounick will have any ownership interests in the Company.
     In connection with the proposed merger we have filed a preliminary proxy statement with the Securities and Exchange Commission (the “SEC”), as well as the filing required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”). On August 27, 2007, Deb Shops and Lee Equity were notified that early termination of the waiting period under the HSR Act had been granted. A definitive proxy statement will be sent to holders of Deb Shops stock seeking their approval of the proposed transaction.
     We operate 337 women’s and men’s specialty apparel retail stores in regional malls and strip shopping centers principally located in the East and Midwest regions of the United States. We operate 331 stores under the name “DEB” which offer moderately priced, fashionable, coordinated women’s tops, bottoms, dresses, coats, lingerie, accessories, shoes and novelty items for junior and plus-sizes. DEB merchandise consists of clothing and accessories appealing primarily to fashion-conscious junior and plus-sized female consumers between the ages of 13 and 25. One hundred eighty-eight of the DEB stores contain plus-size departments. In addition, we operate two outlet stores under the name “CSO.” The outlet stores offer the same merchandise as DEB at reduced prices and serve as clearance stores for slow-moving inventory. We also operate four apparel retail stores under the name “Tops ‘N Bottoms.” The Tops ‘N Bottoms stores sell moderately priced men’s and women’s apparel. Thirteen of the DEB stores contain Tops ‘N Bottoms departments.
     Operating results for the quarter ended July 31, 2007 (the “Current Quarter”) included a 2.8% increase in total sales, due principally to sales from new stores. We operated an average of 337 stores during the Current Quarter versus 333 stores during the quarter ended July 31, 2006 (the “Comparable Quarter”). During the Current Quarter, comparable store sales increased 0.1%.
     As a result of the continuation of enhancements in our sourcing and pricing strategies, we were able to increase our gross profit percentage to 38.4% in the Current Quarter from 37.7% in the Comparable Quarter.
     The following table sets forth certain store information.

	Store Data(1)
	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

Stores open at end of the period	337	333	337	333
Average number in operation during the period	337	333	336	331
Average net sales per store (in thousands)	$231	$227	$481	$475
Average operating income per store (in thousands)	$24	$23	$32	$34
Comparable store sales (2)- percent change	0.1%	(4.3)%	(0.1)%	(0.8)%

(1)	Includes Tops ‘N Bottoms stores.

(2)	Comparable stores sales include stores open for both periods. A store is added to the comparable store base in its 13th month of operation.

     The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	38.4%	37.7%	32.9%	32.7%
Operating income	10.5%	10.2%	6.7%	7.1%
Income before income taxes	12.1%	11.8%	8.2%	8.4%
Income tax provision	4.2%	4.0%	2.8%	2.9%

Net income	7.9%	7.8%	5.4%	5.5%

Results of Operations
Three Months Ended July 31, 2007 Compared to Three Months Ended July 31, 2006
Net sales
     Net sales increased 2.8% during the three months ended July 31, 2007 (the “Current Quarter”) to $77,739,000 from $75,658,000 in the quarter ended July 31, 2006 (the “Comparable Quarter”). The $2,081,000 increase was the result of operating an average of 337 stores during the Current Quarter versus 333 stores in the Comparable Quarter as well as from a 0.1% comparable store sales increase. The number of transactions during the Current Quarter increased approximately 4.3% versus the Comparable Quarter.
Cost of sales, including buying and occupancy costs
     Cost of sales, including buying and occupancy costs, increased $721,000 or 1.5% during the Current Quarter to $47,884,000 from $47,163,000 in the Comparable Quarter. As a percentage of sales, these costs decreased to 61.6% from 62.3% in the Comparable Quarter. The dollar increase between periods was due to an increase in the cost of merchandise sold, which resulted from the aforementioned 2.8% sales increase as well as from an increase in buying and occupancy costs as a result of operating an average of four additional stores during the Current Quarter versus the Comparable Quarter. The decrease as a percentage of sales was primarily due to the continuation of enhancements in our sourcing and pricing strategies, which resulted in an increase in merchandise margins. Buying and occupancy costs were 17.3% and 17.6% of net sales for the Current Quarter and Comparable Quarter, respectively.
Selling and administrative expenses
     Selling and administrative expenses increased $957,000 or 4.9% during the Current Quarter to $20,407,000 from $19,450,000 in the Comparable Quarter. As a percentage of net sales, these costs increased to 26.3% from 25.7% in the Comparable Quarter. The increase was principally due to increases in store payroll and health insurance costs.
Depreciation and amortization
     Depreciation expense decreased $29,000 or 2.2% to $1,282,000 in the Current Quarter from $1,310,000 in the Comparable Quarter. As a percentage of net sales, these expenses decreased to 1.6% from 1.7%. Both the dollar and percentage decreases were due to the fact that certain store and corporate assets are now fully depreciated, offset by the additional depreciation resulting from new and remodeled stores.
Other income, principally interest
     Other income, principally interest, increased $72,000 or 6.2% to $1,239,000 in the Current Quarter from $1,167,000 in the Comparable Quarter. The increase was the result of a $14,500,000 increase in the average amount invested as well as an increase in the average interest rates during the Current Quarter versus the Comparable Quarter.

Income tax provision
     The income tax provision for the Current Quarter was $3,246,000, resulting in a 34.5% effective tax rate, as compared to $3,040,000 and a 34.1% effective tax rate for the Comparable Quarter. The effective tax rate for the Current Quarter represents the tax rate we anticipate for the fiscal year ended January 31, 2008. The effective tax rate for the Comparable Quarter resulted from decreasing the anticipated tax rate for fiscal 2007 to 34.85%.
Six Months Ended July 31, 2007 Compared to Six Months Ended July 31, 2006
Net sales
     Net sales increased 2.8% during the six months ended July 31, 2007 (the “Current Year-to-Date Period”) to $161,519,000 from $157,116,000 in the six months ended July 31, 2006 (the “Comparable Year-to-Date Period”). The $4,403,000 increase was the result of operating an average of 336 stores during the Current Year-to-Date Period versus 331 stores in the Comparable Year-to-Date Period, offset by a 0.1% decrease in comparable store sales. The number of transactions during the Current Year-to-Date Period increased approximately 3.1% versus the Comparable Year-to-Date Period.
Cost of sales, including buying and occupancy costs
     Cost of sales, including buying and occupancy costs, increased $2,645,000 or 2.5% during the Current Year-to-Date Period to $108,381,000 from $105,736,000 in the Comparable Year-to-Date Period. As a percentage of sales, these costs decreased to 67.1% from 67.3% in the Comparable Year-to-Date Period. The dollar increase was due to the aforementioned $4,403,000 increase in sales and from the fact that we operated an average of 336 stores during the Current Year-to-Date Period versus 331 stores in the Comparable Year-to-Date Period. The additional stores result in higher overall occupancy costs. The decrease as a percentage of sales was primarily due to the continuation of enhancements in our sourcing and pricing strategies which resulted in an increase in merchandise margins, offset by a 0.1% comparable store sales decrease. Buying and occupancy costs were 16.8% and 16.7% of net sales for the Current Year-to-Date Period and Comparable Year-to-Date Period, respectively.
Selling and administrative expenses
     Selling and administrative expenses increased $2,037,000 or 5.4% during the Current Year-to-Date Period to $39,742,000 from $37,705,000 in the Comparable Year-to-Date Period. As a percentage of net sales, these costs increased to 24.6% from 24.0% in the Comparable Year-to-Date Period. The increase was primarily due to a $1,230,000 increase in store payroll expenses, a $287,000 increase in health insurance costs and $170,000 increase in merchant fees related to credit card charges.
Depreciation and amortization
     Depreciation expense decreased $44,000 or 1.7% to $2,531,000 in the Current Year-to-Date Period from $2,575,000 in the Comparable Year-to-Date Period. As a percentage of net sales, these expenses remained consistent at 1.6%. The dollar amount decrease was due to the fact that certain store and corporate assets are now fully depreciated, offset by the additional depreciation resulting from new and remodeled stores. During the period from August 1, 2006 through July 31, 2007, we opened 13 new stores and remodeled 11 locations.
Other income, principally interest
     Other income, principally interest, increased $353,000 or 16.8% to $2,453,000 in the Current Year-to-Date Period from $2,100,000 in the Comparable Year-to-Date Period. The increase was the result of a $13,100,000 increase in the average amount invested as well as an increase in the average interest rates during the Current Year-to-Date Period versus the Comparable Year-to-Date Period.
Income tax provision
     The income tax provision for the Current Year-to-Date Period was $4,595,000, resulting in a 34.5% effective tax rate, as compared to $4,600,000 and a 34.8% effective tax rate for the Comparable Year-to-Date Period. The effective tax rate for the Current Year-to-Date Period is the rate anticipated for fiscal 2008. The effective tax rate for the Comparable Year-to-Date Period was the rate anticipated for fiscal 2007. The actual effective tax rate for fiscal 2007 was 34.9%. The effective tax rate for the Current Year-to-Date Period is lower than the actual rate for fiscal 2007 because our tax-exempt interest income is expected to represent a greater percentage of our income in fiscal 2008 than in fiscal 2007.

Liquidity and Capital Resources
     As of July 31, 2007, we had cash and cash equivalents of $20,035,000 and marketable securities of $110,900,000 compared to cash and cash equivalents of $23,999,000 and marketable securities of $92,000,000 as of July 31, 2006. The increase in our total cash and cash equivalents and marketable securities compared to last year is primarily the result of the cash generated from operations, offset by capital acquisitions related to new and remodeled stores and dividend payments.
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
     During the Current Year-to-Date and Comparable Year-to-Date Periods, we funded all of our operating needs internally, including capital expenditures for the opening of new and the remodeling of existing stores and for purchases relating to our ongoing point-of-sale hardware and software rollout. For the Current Year-to-Date Period, cash provided by operations was $9,955,000, resulting primarily from net income, increased by the non-cash charge for depreciation and amortization and by a reduction in merchandise inventories. Offsetting the cash generated from earnings were payments made for income taxes and a reduction in accrued and other expenses.
     For the Comparable Year-to-Date Period, cash provided by operations was $5,557,000, resulting primarily from net income, increased by the non-cash charge for depreciation and amortization. Offsetting the cash generated from earnings were payments made for income taxes and a reduction in accrued and other expenses. Cash was also used for the seasonal build-up in merchandise inventory. A portion of this build-up was reflected in the increase in accounts payable.
     Using cost of sales (excluding buying and occupancy expenses) divided by average inventory at cost for the applicable periods, the inventory turnover rates were approximately 2.6 times for the Current and Comparable Year-to-Date Periods.
     During the Current Year-to-Date Period, net cash used in investing activities was $12,165,000. We used $3,215,000 for capital acquisitions principally related to opening of five new stores and for the remodeling of nine existing locations. We also purchased $20,600,000 in marketable securities, offset by sales of $11,650,000 of similar investments.
     During the Comparable Year-to-Date Period, net cash used in investing activities was $4,624,000. We used $3,624,000 for capital acquisitions related to opening of 10 new stores and for the remodeling of five existing locations. We also purchased $9,600,000 in marketable securities, offset by sales of $8,600,000 of similar investments.
     During the Current Year-to-Date Period, net cash used in financing activities was $3,535,000. These funds were used for the payment of dividends on common and preferred stock, partially offset by proceeds from employee stock option exercises.
     During the Comparable Year-to-Date Period, net cash provided by financing activities was $3,455,000. These funds were used for the payment of dividends on common and preferred stock, partially offset by proceeds from employee stock option exercises.
     In May 2007, we began the roll-out of new point-of-sale hardware and software. We anticipate the cost of this implementation will not exceed $4,000,000 and expect completion during fiscal 2009. We have an unsecured line of credit in the amount of $20,000,000 as of July 31, 2007. Of this amount, $988,000 was outstanding as letters of credit for the purchase of inventory. We believe that our existing cash and marketable securities and internally generated funds will be sufficient to meet our anticipated capital expenditures and current operating needs. Initial lease terms for our retail apparel stores, warehouse and office building range from 10 to 20 years. Following is a summary of our contractual obligations for minimum rental payments on our non-cancelable operating leases and minimum payments on other commitments as of July 31, 2007.

	Payments Due by Period
Contractual		Less than 1	1 - 3	3 - 5	More than 5
obligations	Total	year	years	years	years

Operating leases	$159,610,000	$27,079,000	$46,171,000	$36,026,000	$50,334,000
Letters of credit	988,000	988,000	—	—	—

Total	$160,598,000	$28,067,000	$46,171,000	$36,026,000	$50,334,000

     The above table excludes $1,805,000 in common and preferred stock dividends, which were accrued at July 31, 2007 and were paid in August 2007.
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
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
     As of July 31, 2007, we had cash and cash equivalents of $20,035,000 and marketable securities of $110,900,000 compared to cash and cash equivalents of $23,999,000 and marketable securities of $92,000,000 as of July 31, 2006. The increase in our total cash and cash equivalents and marketable securities compared to last year is primarily the result of the cash generated from operations, offset by capital acquisitions related to new and remodeled stores and dividend payments.
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
     (b) Changes in Internal Control over Financial Reporting
     There has not been any change in our internal control over financial reporting during the quarter ended July 31, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
Items 2 and 3.
Not Applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting was held on Wednesday, May 16, 2007. Total votes present either in person or by proxy were 13,991,749.
     Votes were cast as follows for the election of directors:

	FOR	WITHHELD
Marvin Rounick	13,947,621	44,128
Warren Weiner	13,935,506	56,243
Jack A. Rounick	13,935,828	55,921
Barry H. Feinberg	13,946,028	45,721
Barry H. Frank	13,946,971	44,778
Ivan Inerfeld	13,926,087	65,662
Ned J. Kaplin	13,666,613	325,136
     There were no other matters voted on at the meeting.

Item 5.
Not Applicable
Item 6.   Exhibits

Exhibit 2.1	Agreement and Plan of Merger, dated as of July 26, 2007, among DSI Holdings, LLC, DSI Acquisition, Inc. and Deb Shops, Inc. (incorporated by reference to Exhibit 2.1 to our Form 8-K dated July 27, 2007)

Exhibit 31.1	Section 302 Certification by President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

Exhibit 31.2	Section 302 Certification by Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Periodic Report by Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEB SHOPS, INC.
DATE: September 10, 2007	By:	/s/ Marvin Rounick
Marvin Rounick
President and Chief Executive Officer

DATE: September 10, 2007	By:	/s/ Barry J. Susson, CPA
Barry J. Susson, CPA
Vice President, Chief Financial Officer and Assistant Secretary

Exhibit Index

Exhibit 31.1	Section 302 Certification by President and Chief Executive Officer

Exhibit 31.2	Section 302 Certification by Chief Financial Officer

Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer

Exhibit 32.2	Certification of Periodic Report by Chief Financial Officer